Form 10-Q
period 2008-06-30
HPC POS SYSTEM, CORP.
filed 2008-08-12
CIK 1426808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

HPC POS SYSTEM, CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	333-149188	26-0857573
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS Employer Identification No.)

Mordechai Guttman HPC POS System, Corp. 220 Little Falls Road, Unit 4 Cedar Grove, NJ 07009 (Address of principal executive offices)

973-239-9666
(Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ *   No ☐

*Company’s Registration Statement on Form S1 became effective on June 11, 2008

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐  Smaller Reporting Company ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of August 8, 2008.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

HPC POS SYSTEM, CORP.

FORM 10-Q

June 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

		Page
Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15

	SIGNATURE	16

ITEM 1. Financial Information

HPC POS SYSTEM, CORP.

HPC POS SYSTEM, CORP.

Balance Sheets

	June 30,	September 30
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,956	$2,073
Accounts receivable	15,577	11,400
Inventory	25,782	36,503
Total current assets	44,315	49,976
Other Assets	4,712	3,646
TOTAL ASSETS	$49,027	$53,622

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$60,140	$71,054
Accrued expenses and other current liabilities	15,754	30,517

Total Current Liabilities	75,894	101,571
Stockholders' Deficit:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding		-
Common stock: $0.001 par value; 99,000,000 shares authorized;10,000,000 and 9,300,000 shares issued and outstanding, respectively	10,000	9,300
Additional paid-in capital	5,700	5,700
Accumulated deficit	(42,567)	(62,949)
Total stockholders’ deficit	(26,867)	(47,949)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$49,027	$53,622

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

Statements of Operations

For the Nine Months Ended June 30, 2008 and 2007

(Unaudited)

	2008	2007

Sales	$159,051	$170,514
Cost of sales	82,381	94,986
Gross profit	76,670	75,528

Operating expenses
Commissions and fee expense	9,627	12,500
Rent	19,080	18,741
General and administrative	27,581	25,371
Operating expenses	56,288	56,612

Net income	$20,382	$18,916

Net Income per share - basic and diluted	$0.00	$0.00

Weighted average number of common shares outstanding – basic and diluted	9,882,482	9,300,000

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

Statements of Operations

For the Three Months Ended June 30, 2008 and 2007

(Unaudited)

	2008	2007

Sales	$53,444	$64,907
Cost of sales	24,072	36,677
Gross profit	29,372	28,230

Operating expenses
Commissions and fee expense	4,700	6,000
Rent	6,300	6,250
General and administrative	9,934	9,007
Operating expenses	20,934	21,257

Net income	$8,438	$6,973

Net Income per share - basic and diluted	$0.00	$0.00

Weighted average number of common shares outstanding – basic and diluted	10,000,000	9,300,000

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

Statements of Cash Flows

For the Nine Months Ended June 30, 2008 and 2007

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,382	$18,916
Adjustments to reconcile net income to net cash provided by operating activities:
Change in net operating assets	(20,199)	5,864
Net Cash Provided by Operating Activities	183	24,780

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	700	-

Cash flows from financing activities	700	-

NET CHANGE IN CASH	883	24,780

CASH AT BEGINNING OF PERIOD	2,073	528
CASH AT END OF PERIOD	$2,956	$25,308

See accompanying notes to the financial statements.

HPC POS SYSTEM, CORP.

Notes to Unaudited Financial Statements

June 30, 2008

(Unaudited)

NOTE 1

 BASIS OF PRESENTATION

The accompanying interim financial statements for the three and nine-month periods ended June 30, 2008 and 2007 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form S1 that was declared effective on June 11, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2

 GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2008, the Company has limited financial resources, has not established a source of equity or debt financing, has negative working capital and a stockholders’ deficit. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The Company will solicit sales based on all leads that it can obtain from contacts of its president and plans to introduce several new products. However, the Company cannot predict the likelihood of it being successful in its efforts to increase sales.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3

CONCENTRATION OF RISK

Substantially all of the Company’s sales revenue (80.68% in 2008 and 92.05% in 2007) for the nine months ended June 30, 2008 and 2007 was derived from one unrelated customer, PCS Revenue Control Systems, Inc. An additional 17.35% in 2008 and 7.95% in 2007 was derived from services performed for customers of PCS Revenue Control Systems, Inc.

All of the Company’s products are manufactured by an unrelated vendor located in Lithuania.

NOTE 4

STOCKHOLDERS’ EQUITY

In November 2007, 700,000 shares of the Company’s common stock were sold to 39 shareholders at $.001 per share. Of the 700,000 shares, 30,000 shares were sold to a director and 300,000 shares were sold to the Company’s counsel.

Stock Option Plan

Pursuant to a November 30, 2007 Board of Directors approval and subsequent stockholder approval, the Company adopted its 2007 Non-Statutory Stock Option Plan (the “Plan”) whereby it reserved for issuance up to 1,500,000 shares of its common stock to directors, officers, employees, consultants and professionals. The purpose of the Plan is to provide recipients with additional incentives by increasing their ownership interest in the Company.   The Plan provides for the issuance of Non-Statutory Stock Options only, which are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended. The Plan expires in 2017.

No options have been issued or are outstanding under the Plan.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

The following discussion and analysis provides information which the Company’s management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the nine months ended June 30, 2008. The reported results may not necessarily reflect the future.

Operations

At August 11, 2008, we had one employee, our founder and president, Mordechai Guttman, who devotes fulltime to us.

Our operations for the nine months ended June 30, 2008 and 2007 were as follows:

	2008	2007

Sales	$159,051	$170,514
Cost of sales	82,381	94,986
Gross profit	76,670	75,528

Operating expenses
Commissions and fee expense	9,627	12,500
Rent	19,080	18,741
General and administrative	27,581	25,371
Operating expenses	56,288	56,612

Net income	$20,382	$18,916

During both periods our product offerings and pricing remained the same. Substantially all of our revenue (80.68% in 2008 and 92.05% in 2007) was derived from sales to one unrelated company, PCS Revenue Control Systems, Inc., which distributes its products throughout the United States, largely to public school districts. An additional 17.35% in 2008 and 7.95% in 2007 was derived from services performed for customers of PCS Revenue Control Systems, Inc.  All changes result from the number and mix of the orders received from PCS Revenue Control Systems, Inc.

 We do not have any written or oral agreements with this customer covering future sales. If this customer ceases to buy our products or substantially reduces its purchases of our products, we may be unable to continue our operations.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Liquidity

We do not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do not believe that we need funding to cover current operations because we do not have a capital intensive business plan and can also use independent contractors, if necessary or advisable, to assist in many projects.

There are no current plans to seek private investment. Capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible.  We believe that operations are generating sufficient cash to continue operations for the next 12 months from the date of this prospectus provided that our costs of being a public company remain equal to or below the maximum estimate provided below.

We have become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. We are subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate vendors and professionals who provide products and services to us, although there can be no assurances that we will be successful in any of those efforts.  To date, we have not identified any obligations that we may seek to settle in this manner nor have we identified any vendors, professionals or other creditors that we may approach with this idea.

In November 2007, HPC sold 700,000 of its common stock to 39 people for $700. Of the 700,000 shares, 30,000 (4.2%) shares were sold to a director and 300,000 (42.9%) shares were sold to the Company’s counsel. The sale of such shares was not specifically or solely intended to raise financing since the funds raised were de minimis.  It was also intended to get relatives and/or business associates of management involved in our business.  Although these stockholders have no obligation to provide any services to us, management hopes that these new stockholders, their families, friends and/or business associates may provide us with valuable services such as recommending our services and providing us with business advice in any areas of expertise or knowledge that they may have that can be of value and assistance to us.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.

Seasonality

We do not anticipate a significant seasonal impact in our business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

ITEM 4

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (one person, our President), as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive And Chief Financial Officer

(b)           Reports of Form 8-K

None.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPC POS SYSTEM, CORP.

(Registrant)

/s/ Mordechai Guttman

By: Mordechai Guttman, Chief Executive Officer

August 12, 2008