Form 10-K
period 2008-09-30
HPC POS SYSTEM, CORP.
filed 2009-02-11
CIK 1426808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K

(Mark One)

 X

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 333-149188

HPC POS SYSTEM, CORP.
(Exact Name of Registrant as Specified in its Charter)

Nevada	26-0857573
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

220 Little Falls Road, Unit 4 Cedar Grove, NJ	07009
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number: 973-239-9666

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock par value $.001 per share

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act Yes No X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No     .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer Accelerated filer Non-accelerated filer Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of January 31, 2008 is 10,000,000 shares, all of one class, $.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the outstanding shares held by non-affiliates, based upon the book value as of September 30, 2008, is $-0-.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

HPC POS SYSTEM, CORP.

PART I

Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,”  “anticipate,”  “intend,”  “plan,”  “believe,”  “estimate,”  “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

Our executive offices are located at 220 Little Falls Road, Unit #4,Cedar Grove, NJ  07009, and our telephone number is 973-239-9666. Our website is www.hpcpossystems.com.

We may refer to ourselves in this document as "HPC," "we," "us" or the “Company.

Item 1.

BUSINESS

HPC POS System, Corp. was founded as a New Jersey corporation on June 27, 1996 and became a corporation in the State of Nevada on June 15, 2007. At January 31, 2008, we had one employee, our founder and president, Mordechai Guttman, who devotes fulltime to us.

Mr. Guttman started our business in 1996, at which time we functioned as a distributor of cash drawers and similar items for a Taiwanese manufacturer of these products. Our customers were wholesalers of equipment and original equipment manufacturers (known as “OEM’s”). In 1997 and 1998, our business began to be impacted by financial problems being incurred by the Taiwanese manufacturer as well as the initial introduction of Internet sales.

In 1998, Mr. Guttman began designing our own cash drawers and entered into verbal agreements to have them manufactured by a small unaffiliated manufacturer located in Lithuania owned and managed by an Israeli businessman known to Mr. Guttman. The decision to use the Lithuanian facility was based on quality controls and price. We still use the Lithuanian facility for all of our manufacturing needs. We provide all product designs. All transactions with the Lithuanian manufacturer are priced and paid in US dollars.

There is approximately a 60 day turnaround period from the date that we order products until the date received. Products come in through New York harbor and are then shipped to our warehouse (and in certain cases directly to our customer). We try to maintain inventory levels to cover about two months of sales.

 If this Lithuanian vendor ceases doing business with us, runs into financial trouble or is impacted by political unrest, we are unlikely to be able to replace it in the short-term on terms that are similar. If this were to occur, our business would be severely impacted, and operations may cease.

Mr. Guttman reduced the level of our operations for several years prior to 2007 to deal with a family health issue. That health issue has been resolved, and Mr. Guttman is now attempting to implement and increase our business operations.

Products

We sell equipment used in electronic point of sale systems. All of our products are hardware in nature. We do not sell software products.

Our principal products are various sizes of cash drawers used in electronic checkout machines/cash registers. HPC Cash Drawers are constructed of a heavy welded 18 gauge metal housing. All of our cash drawers:

•

come with a 3-position lock (closed, open and manual release). If the keys are misplaced or accidentally locked in the cash drawer, the cash drawers come with a hidden Emergency Drawer Release Lever;

•

     have a removable coin tray (five or nine coin) and adjustable five bills compartment, which allows users to accommodate US Currency, as well as Europe/Canada/Latin America currencies;

•

     have a latching mechanism that requires less force to open the cash drawer which makes it possible for receipt printers to reduce the amount of electrical current used to open the drawer, thereby reducing the possibility of overloading which can damage the receipt printer’s power supply; and.

•

     are made with a durable stainless steel front panel.

Our cash drawers are available in three basic sizes – 13”X13”, 16”X16” and 18”X18” – and two colors – beige and black. We generally sell the 13” and 16” drawers for $55 and the 18” drawer for $99. We believe that these prices are below the prices for comparable products sold by our competitors. However, price lists are generally not available so we have no objective way of measuring specific price differences.

We request payment in 30 days after delivery. We provide a three-year warranty for our cash drawer products.

We also provide organizers which are platforms for cash registers and are designed to eliminate unsightly cabling and increase effective use of space on a counter.

We have recently started to design drawers with plastic bearings, programmable keyboards and touch screen monitors for POS uses. We believe that these products will be available for sale within the next year.

Mr. Guttman’s design capabilities and our relationship with the Lithuanian manufacturer allow us to accommodate OEM requirements and permit us to deliver cash drawers for special POS projects.

Substantially all of our revenue (82.2% in 2008 and 93.5% in 2007) in recent years has been derived from sales to one unrelated company, PCS Revenue Control Systems, Inc., which is a major provider of POS systems to schools and school districts.  The typical purchase order received by us covers 200 to 300 cash drawers. We do not have any agreements with this customer covering future sales. If this customer ceases to buy our products or substantially reduces its purchases of our products, we may be unable to continue our operations.

Competition

Our business of supplying hardware to the POS equipment industry is highly competitive. We compete with many local and national equipment suppliers, most of which have much greater financial and other resources than do we. Much of the competition is based on price. As more competitors manufacture products in China and other countries offering low manufacturing costs, competing on price will become increasingly difficult.

Our principal competitors, all of which are significantly larger with much greater financial resources, are:

·

APG Cash Drawer

·

MMF Cash Drawer

·

MS Cash Drawer

Our competitors’ advantages are that they are well known companies with big advertising budgets. We believe that our advantages are price, service and product availability.

We may not be able to continue to compete effectively with existing or potential competitors. Our inability to meet these competitive challenges would have an adverse impact on our business, financial condition and results of operations.

Intellectual Property

We have no patents or trademarks.

Employees

At January 31, 2008, we had one employee, Mordechai Guttman, our founder and president. Mr. Guttman devotes fulltime to us. There are no written employment contracts or agreements.

Item 1A.

RISK FACTORS

Risks Related to the Business

HPC has limited financial resources which may make it more difficult for us to raise capital or other financing. Absent financial resources, we will be unable to undertake programs designed to expand our business.

HPC has limited financial resources and has not established a source of equity or debt financing. In addition, HPC had negative working capital of $59,557 and a stockholders’ deficit of $55,005 at September 30, 2008.

If we are unable to generate additional revenue or obtain financing or if the financing we do obtain is insufficient to cover any operating losses that we may incur, we may have to curtail all or most of our operations. To date, no HPC officer, director, affiliate or associate has had any preliminary contact or discussions with, nor are there any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction referred to herein or otherwise.

Our auditors’ report on our financial statements contains an explanatory paragraph emphasizing that there is significant uncertainty about our ability to continue as a going concern which may make it more difficult for us to raise capital or other financing.

HPC had negative working capital of $59,557 and a net stockholders’ deficit of $55,005 at September 30, 2008. Our auditors indicated that there is significant uncertainty about our ability to continue as a going concern in an explanatory paragraph to their report on our financial statements for the year ended September 30, 2008 which may make it more difficult for us to raise capital.

If we are unable to generate revenue or obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may have to substantially curtail or terminate our operations.

We operate in a competitive industry and may be unable to compete successfully against existing or new competitors.

Our business of supplying hardware to the POS equipment industry is highly competitive. We compete with local and national equipment suppliers, most of which have much greater financial and other resources than do we. Much of the competition is based on price. As more competitors manufacture products in China and other countries where manufacturing costs are low, competing on price will become increasingly difficult.

We may not be able to continue to compete effectively with existing or potential competitors. Our inability to meet these competitive challenges would have an adverse impact on our business, financial condition and results of operations.

Substantially all of our revenue was derived from sales to one unrelated company.

Substantially all of our revenue (82.2% in 2008 and 93.5% in 2007) has been derived from sales to one unrelated company, PCS Revenue Control Systems, Inc. We do not have any written or oral agreements with this customer covering future sales. If this customer ceases to buy our products or substantially reduces its purchases of our products, we may be unable to continue our operations.

All of our products are manufactured by a small unrelated private company located in Lithuania.

All of our products are manufactured to our specifications by a small unrelated private company located in Lithuania. The cost to us gives us a price advantage compared to some competitors. If this vendor ceased doing business with us, runs into financial trouble or is impacted by political unrest, we are unlikely to be able to replace it in the short-term on terms that are similar. If this were to occur, our business would be severely impacted, and operations may cease.

HPC is and will continue to be completely dependent on the services of our founder and president, Mordechai Guttman, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

HPC’s operations and business strategy are completely dependent upon the knowledge and contacts of Mordechai Guttman, our president.  He is under no contractual obligation to remain employed by us.  If he should choose to leave us for any reason before we have hired additional personnel, our operations may fail.  Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this prospectus.   We will fail without Mr. Guttman or an appropriate replacement(s).

We intend to acquire key-man life insurance on the life of Mr. Guttman naming us as the beneficiary when and if we obtain the resources to do so and Mr. Guttman remains insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future.  Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

Mordechai Guttman, our chief executive and chief financial officer, has no meaningful accounting or financial reporting education or experience and, accordingly, our ability to meet Exchange Act reporting requirements on a timely basis will be dependent to a significant degree upon others.

Mordechai Guttman has no meaningful financial reporting education or experience. He is and will remain heavily dependent on advisors and consultants. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934 and which requires us to incur audit fees and legal fees in connection with the preparation of such reports.  These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending September 30, 2010, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year ended September 30, 2010. Furthermore, in the following fiscal year, our independent registered public accounting firm will be required to report separately on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We currently have only one employee which is not a sufficient number of employees to segregate responsibilities. We may be unable to afford the cost of increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain adequate internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of our limited resources and personnel, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.  Investors relying upon this misinformation may make an uninformed investment decision.

Having only two directors limits our ability to establish effective independent corporate governance procedures and increases the control of our president.

We have only two directors, one of whom is our president and chairman. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of board members is decided in favor of the chairman, which gives him significant control over all corporate issues.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Risks Related to Our Common Stock

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (74,000,000) but unissued (64,000,000) common shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of HPC because the shares may be issued to parties or entities committed to supporting existing management.

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of HPC.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (74,000,000) but unissued (64,000,000) common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of HPC.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's written promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we may be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.  In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

Currently, there is no established  public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

Prior to the date of this annual report, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. FINRA has assigned us a trading symbol which enables a market maker to quote the shares of our common stock on the OTCBB maintained by FINRA.  There can be no assurances as to whether:

(i)

any market for our shares will develop;

(ii)

the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of HPC and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities if any trading does take place; many brokerage firms may not be willing to effect transactions in these securities.  Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•

the basis on which the broker or dealer made the suitability determination, and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

If our common stock is quoted on the OTCBB or traded and a public market for our common stock develops, short selling could increase the volatility of our stock price.

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale. The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale. Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of our common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of our common stock. As a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. If these activities are commenced, they may be discontinued at any time. These transactions may be effected on the OTCBB or any other available markets or exchanges. Such short selling, which we believe affects small public companies more than larger ones, if it were to occur, could impact the value of our stock in an extreme and volatile manner to the detriment of our shareholders.

 Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

The ability of our president to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

 Our president beneficially owns approximately 93% of our outstanding common stock. Because of his beneficial stock ownership, our president will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and / or may sell sufficient numbers of shares to significantly decrease our price per share.

 We do not expect to pay cash dividends in the foreseeable future

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

For all of the foregoing reasons and others set forth herein, an investment in the Company’s securities in any market which may develop in the future involves a high degree of risk. Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-K.

Item 1B.

UNRESOLVED STAFF COMMENTS

None

Item 2.

PROPERTY

Our office, warehouse and mailing address is 220 Little Falls Road, Unit #4, Cedar Grove, NJ  07009. We pay monthly rent of $2,083 to an unrelated party for use of these facilities. The lease expires in 2009.

Item 3.

LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Part II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND PURCHASES OF EQUITY SECURITIES

We became subject to Securities Exchange Act Reporting Requirements as of June 11, 2008.

The trading symbol for our common stock is HPCS. There is no current trading market for the shares of our common stock.

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on September 30, 2008, there were 40 stockholders of record of our common stock, and 10,000,000 shares were issued and outstanding.

The Company has never repurchased any of its equity securities.

Item 6.

SELECTED FINANCIAL DATA

Balance Sheet Data:	September 30,
	2008	2007
Current assets	73,123	$ 49,976

Current liabilities	132,680	101,571

Stockholders’ deficit	(55,005)	(47,949)

Income Data:
	Fiscal Ended September 30, 2008	Fiscal Ended September 30, 2007

Sales	$223,083	$241,024
Gross profit	$82,853	$90,918
Net income (loss)	$(7,756)	$7,242
Weighted average number of shares outstanding – basic and diluted	10,000,000	9,300,000
Net income per common share - basic and diluted	$(0.00)	$0.00

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain matters discussed in this annual report on Form 10-K are forward-looking statements. Such forward-looking statements contained in this annual report involve risks and uncertainties, including statements as to:

•

our future operating results,

•

our business prospects,

•

our contractual arrangements and relationships with third parties,

•

the dependence of our future success on the general economy and its impact on the industries in which we may be involved,

•

the adequacy of our cash resources and working capital, and

•

other factors identified in our filings with the SEC, press releases and other public communications.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.  Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.  Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-K.  Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

The following discussion and analysis provides information which the Company’s management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Operations

At January 31, 2008, we had one employee, our founder and president, Mordechai Guttman, who devotes fulltime to us.

Operations for the fiscal years ended September 30, 2008 and 2007

Our operations were as follows:

	2008	2007

Sales	$223,083	$241,024
Cost of sales	140,230	150,107
Gross profit	82,853	90,918

Operating expenses	90,609	83,675

Net income (loss)	$(7,756)	$7,242

During both periods our product offerings, marketing efforts and pricing remained the same. Substantially all of our revenue (82.2% in 2008 and 93.5% in 2007) was derived from sales to one unrelated company, PCS Revenue Control Systems, Inc., which distributes its products throughout the United States, largely to public school districts. All changes result from the number and mix of the orders received from PCS Revenue Control Systems, Inc.

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

Recent Accounting Pronouncements

In June 2003, the United States Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002. Commencing with our annual report for the year ended September 30, 2010, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

▪

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

▪

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and

▪

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the registered accounting firm’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending September 30, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its financial statements.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending September 30, 2009 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company will adopt this standard at the beginning of the Company’s year ending September 30, 2009.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

The FASB, the Emerging Issues Task Force and the Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of September 30, 2008 that will become effective in subsequent periods; however, management of HPC does not believe that any of those pronouncements would have significantly affected HPC’s financial accounting measurements or disclosures had they been in effect during 2008, and it does not believe that any of those pronouncements will have a significant impact on HPC’s financial statements at the time they become effective.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.  Note 2 to the financial statements includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

We have not noted a significant seasonal impact in our business, although we generally draw fewer players during the winter.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8.

FINANCIAL STATEMENTS

HPC’s financial statements as of September 30, 2008 and the year then ended start on page F-1.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

NONE

Item 9A.

CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer (one person) has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.

OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended September 30, 2008 that would have required disclosure in a report on Form 8-K.

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

Our management consists of:

Name	Age	Title
Mordechai Guttman	55	President, CEO, CFO, principal accounting officer and chairman
Hana Goldhagen	49	Secretary and director

Mordechai Guttman –  Founded us in 1996 and has been our president, chief executive officer, chief financial officer and chairman since inception. Mr. Guttman holds a degree in engineering from the University of Haifa in Israel.

Hana Goldhagen became a director in November 2007. She has been an independent sales representative for Herbalife, a multilevel marketing firm since 2001.

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. No officer or director has any prior history with a blank check company.

Possible Potential Conflicts

The OTCBB on which we plan and hope to have our shares of common stock quoted at some point in the future does not have any director independence requirements.

No member of management is or will be required by us to work on a full time basis, although our president currently devotes fulltime to us. Accordingly, certain conflicts of interest may arise between us and our officer in that she may have other business interests in the future to which she devotes her attentions, and she may be expected to continue to do so although management time must also be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through her exercise of such judgment as is consistent with her understanding of her fiduciary duties to us.

Currently we have only one officer and director (the same person) and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  Our director’s term of office expires on September 30, 2009. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, our director receives no compensation for her role as director but may receive compensation for her role as officer.

If we have an even number of directors, tie votes on issues will be resolved in favor of the chairman’s vote.

Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of HPC during the past five years.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, the HPC board of directors will establish an audit committee and a compensation committee.  We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls.  The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

All directors will be reimbursed by HPC for any expenses incurred in attending directors' meetings provided that HPC has the resources to pay these fees.  HPC will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

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

Item 11.

EXECUTIVE COMPENSATION

None of our employees are subject to a written employment agreement nor has any officer received a cash salary since our founding.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended September 30, 2008 and 2007. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Mordechai Guttman	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO and CFO	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at September 30, 2008.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of September 30, 2008, we had 10,000,000 shares of common stock outstanding which are held by 40 shareholders. The following table sets forth information known to us regarding beneficial ownership of our common stock as of September 30, 2008 by:

•

each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

•

each of our directors, and

•

all of our officers and directors as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over the shares.

Name and Address of Beneficial Owner (a)	Number of Shares Beneficially Owned (b)	Percent of Class
Mordechai Guttman	9,300,000	93%
Hana Goldhagan	30,000.3%

Officers and Directors as a group ( 2 members)	9,330,000	93.3%
(a) The address for each person is 220 Little Falls Road, Unit #4,Cedar Grove, NJ 07009.

(b) Unless otherwise indicated, HPC believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them.  A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

Shareholder Matters

As a Nevada corporation, we are subject to the Nevada Revised Statutes ("NRS" or "Nevada law"). Certain provisions of Nevada law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests.

Directors' Duties - Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws - Our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors. In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the board would not have the right to do so in a way that would violate law or the applicable terms of our articles of incorporation.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In November 2007, we sold 700,000 shares of our common stock in a private placement at $.001 per share to 39 individuals. Of the 700,000 shares sold in November 2007, 30,000 (4.2%) shares were sold to a director and 300,000 (42.9%) shares were sold to our outside counsel.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Li & Company, PC in connection with statutory and regulatory filings. Fees incurred are $1,500 for each quarterly review associated with our Form 10-Q filings and $10,000 for the annual audit of the Company’s financial statements included as part of our Form 10-K filing.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2008 and 2007.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal year ended September 30, 2008.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

Exhibits

31.1

Certification of Chief Executive Officer

31.2     Certification of Chief Executive Officer

b.

Financial Statement Schedules

None

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

//s/ Mordechai Guttman

By: Mordechai Guttman

Title: President and Chief Executive Officer

Date:  February 9, 2008

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

HPC POS System, Corp.

Cedar Grove, New Jersey

We have audited the accompanying balance sheets of HPC POS System, Corp. as of September 30, 2008 and 2007 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HPC POS System, Corp. as of September 30, 2008 and 2007 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that HPC POS System, Corp. will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has limited financial resources, has negative working capital and a stockholders’ deficit all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC

Li & Company, PC

Skillman, New Jersey

February 10, 2008

HPC POS SYSTEM, CORP.

Balance Sheets

ASSETS
	September 30, 2008	September 30, 2007
Current Assets:
Cash	$1,852	$2,073
Accounts receivable	23,804	11,400
Inventory	47,467	36,503
Total current assets	73,123	49,976

COMPUTER EQUIPMENT – net of accumulated depreciation of $160	906	-
Security deposit	3,646	3,646
TOTAL ASSETS	$77,675	$53,622

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$113,015	$71,054
Accrued expenses and other current liabilities	19,665	30,517

Total Current Liabilities	132,680	101,571
Stockholders' Deficit:
Preferred stock: $0.001 par value; authorized, 1,000,000 shares; no shares issued or outstanding	-	-
Common stock: $0.001 par value; authorized 99,000,000 shares; 10,000,000 and 9,300,000 shares issued and outstanding, respectively	10,000	9,300
Additional paid-in capital	5,700	5,700
Accumulated deficit	(70,705)	(62,949)
Total stockholders’ deficit	(55,005)	(47,949)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$77,675	$53,622

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

Statements of Operations

	For the Fiscal Year Ended September 30, 2008	For the Fiscal Year Ended September 30, 2007

Sales	$223,083	$241,024
Cost of sales	140,230	150,107
Gross profit	82,853	90,918

Operating expenses	90,609	83,675

Net income (loss)	$(7,756)	$7,242

Basic and diluted income (loss) per share	$(0.00)	$0.00

Weighted average number of common shares outstanding	10,000,000	9,300,000

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

Statement of Stockholders’ Equity

For the Fiscal Year Ended September 30, 2008

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholder’s Deficit

Balance, October 1, 2006	9,300,000	$9,300	$5,700	$(70,191)	$(55,191)

Net income	-	-	-	7,242	7,242

Balance, September 30, 2007	9,300,000	9,300	5,700	(62,949)	(47,949)

Sale of shares	700,000	700	-	-	700

Net loss	-	-	-	(7,756)	(7,756)

Balance, September 30, 2008	10,000,000	$10,000	$5,700	$(70,705)	$(55,005)

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

Statements of Cash Flows

	For the Fiscal Year Ended September 30, 2008	For the Fiscal Year Ended September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,756)	$7,242
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	160	-
Decrease (increase) in accounts receivable	(12,404)	27,952
Increase in inventory	(10,964)	(6,018)
Increase(decrease) in accounts payable and accrued expenses	31,109	(5,198)

Net Cash Provided by Operating Activities	145	23,978

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,066)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	700	-
Repayments of amounts due to president	-	(22,433)
Cash flows from financing activities	700	(22,433)

NET CHANGE IN CASH	(221)	1,545

CASH AT BEGINNING OF YEAR	2,073	528
CASH AT END OF YEAR	$1,852	$2,073

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

September 30, 2008 and 2007

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

HPC POS System, Corp. (the “Company”) was founded as a New Jersey corporation on June 27, 1996 and became a corporation in the State of Nevada on June 15, 2007, at which time 9,300,000 shares of common stock were issued to the Company’s president in exchange for all of the outstanding shares of the New Jersey Corporation. The accompanying financial statements and all disclosures have been prepared as if the Company had its current corporate capital structure as of the first date of the first period presented.

The Company sells equipment used in sophisticated electronic point of sale systems. All of its products are hardware in nature. It does do not sell software products. Its principal products are various sizes of cash drawers used in electronic checkout machines/cash registers. All of its products are manufactured to its design specifications by an unrelated vendor in Lithuania. All transactions between the Company and the Lithuanian manufacturer are denominated in United States dollars.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

b.  Year-end

The Company has elected a fiscal year ending on September 30.

c.  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

d.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

e.  Trade accounts receivable

Trade accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.

Outstanding account balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure to its customers.

f.  Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market, determined by the first-in, first-out method. Inventory is evaluated on an ongoing basis to determine if there is damaged goods, slow moving or products that are not in saleable condition. If such products are identified, they are written down.

In September 2008, the company recorded an allowance for slow moving inventory of $15,780.

g.  Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No. 104”) for revenue recognition. The Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred and the title and risk of loss transfer to the buyer, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The Company recognizes revenue when at the time of shipment. Warranty claims have been de minimis.

h.  Income Taxes

The Company accounts for income taxes under FASB Statement No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

There were no significant differences between income reported for financial reporting purposes and income reported for income tax purposes for the years ended September 30, 2008 and 2007.

At September 30, 2008, the Company had unused net operating loss carry-forwards of $ 70,705 that may be offset against future Federal taxable income through 2020. No benefit for these net operating loss carry-forwards have been fully reserved because realization of such benefit is not more likely than not.

i.  Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic and diluted net income (loss) per common share has been calculated by dividing the net income (loss) for the year by the basic and diluted weighted average number of shares outstanding assuming that the Company’s current capital structure was in place as of the first date of the first period presented. There were no potentially dilutive shares outstanding as of September 30, 2008 or 2007.

j.  Recently Issued Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the fiscal year ended September 30, 2010, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

In December 2007, the FASB issued SFAS No. 141(R), 'Business Combinations - Revised,' that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 141(R) on its financial statements.

In December 2007, the FASB issued FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, reporting entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2008, the Company has limited financial resources, has not established a source of equity or debt financing has negative working capital and a stockholders’ deficit. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

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

NOTE 4 - STOCKHOLDERS’ DEFICIT

The Company was founded as a New Jersey corporation on June 27, 1996 and became corporation in the state of Nevada on June 15, 2007, at which time 9,300,000 shares of common stock were issued to the Company’s president in exchange for all of the outstanding shares of the New Jersey corporation.

In November 2007, 700,000 shares of the Company’s common stock were sold to 39 shareholders at $.001 per share. Of the 700,000 shares, 30,000 shares were sold to a director and 300,000 shares were sold to the Company’s outside counsel.

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

NOTE 5 – CONCENTRATION OF RISK

Substantially all of the Company’s sales (82.2% in 2008 and 93.5% in 2007) for the fiscal years ended September 30, 2008 and 2007 was derived from one unrelated customer, PCS Revenue Control Systems, Inc.

All of the Company’s products are manufactured by an unrelated vendor located in Lithuania.