Form 10-Q
period 2008-12-31
HPC POS SYSTEM, CORP.
filed 2009-02-17
CIK 1426808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer       Accelerated Filer       Non-Accelerated Filer       Smaller Reporting Company  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of February 11, 2009.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes       No  X .

Transitional Small Business Disclosure Format (check one): Yes       No  X .

HPC POS SYSTEM, CORP.

FORM 10-Q

December 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Control and Procedures	11

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 5.	Other Information	12
Item 6.	Exhibits and Reports on Form 8-K	13

SIGNATURE

ITEM 1. Financial Information

HPC POS SYSTEM, CORP.

HPC POS SYSTEM, CORP.

Balance Sheets

	December 31,	September 30,
	2008	2008
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,659	$1,852
Accounts receivable	10,255	23,804
Inventory	53,573	47,467
Total current assets	66,487	73,123
COMPUTER EQUIPMENT – net of accumulated depreciation of $213 and $160, respectively	853	906
Security deposit	3,646	3,646
TOTAL ASSETS	$70,986	$77,675

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$97,981	$113,015
Accrued expenses and other current liabilities	9,754	19,665

Total Current Liabilities	107,735	132,680
Stockholders' Deficit:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 99,000,000 shares authorized;10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	5,700	5,700
Accumulated deficit	(52,449)	(70,705)
Total stockholders’ deficit	(36,749)	(55,005)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$70,986	$77,675

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

Statements of Operations

(Unaudited)

	For the Three Months Ended December 31, 2008	For the Three Months Ended December 31, 2007

Sales	$72,854	$49,037
Cost of sales	36,350	28,044
Gross profit	36,504	20,993

Operating expenses
Commissions and fee expense	4,750	2,327
Rent	8,479	6,530
General and administrative	5,019	10,080
Operating expenses	18,248	18,937

Income before income taxes	18,256	2,056
Income taxes	-	-

Net income	$18,256	$2,056

Net Income per share - basic and diluted	$0.00	$0.00

W Weighted average number of common shares outstanding – basic and diluted	10,000,000	9,650,000

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended December 31, 2008	For the Three Months Ended December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,256	$2,056
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	53	-
Increase decrease in accounts receivable	13,549	(21,996)
Increase in inventory	(6,106)	(3,615)
Increase in other assets	-	(1,066)
Increase (decrease) in accounts payable and accrued expenses	(24,945)	24,019

Net Cash Provided by (Used in) Operating Activities	807	(602)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	700

Cash flows from financing activities	-	700

NET CHANGE IN CASH	807	98

CASH AT BEGINNING OF PERIOD	1,852	2,073
CASH AT END OF PERIOD	$2,659	$2,171

See accompanying notes to the financial statements.

HPC POS SYSTEM, CORP.

December 31, 2008 and 2007

Notes to Unaudited Financial Statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission on February 11, 2009. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2008, the Company has limited financial resources, has not established a source of equity or debt financing, has negative working capital and a stockholders’ deficit. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

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

NOTE 3 - CONCENTRATION OF RISK

Substantially all of the Company’s sales revenue (86.83% in 2008 and 81% in 2007) for the three months ended December, 2008 and 2007 was derived from one unrelated customer, PCS Revenue Control Systems, Inc. An additional 19.06% in 2008 and 7.95% in 2007 was derived from services performed for customers of PCS Revenue Control Systems, Inc.

All of the Company’s products are manufactured by an unrelated vendor located in Lithuania.

NOTE 4 - STOCKHOLDERS’ EQUITY

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

NOTE 5 - INCOME TAXES

The Company accounts for income taxes under FASB Statement No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

There were no significant differences between income reported for financial reporting purposes and income reported for income tax purposes for the quarters ended December 31, 2008 and 2007.

At December 31, 2008, the Company had unused net operating loss carry-forwards of $52,449 that may be offset against future Federal taxable income through 2028. The benefit for these net operating loss carry-forwards have been fully reserved because realization of such benefit is not more likely than not.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the three months ended December 31, 2008. The reported results may not necessarily reflect the future.

Operations

At February 11, 2008, we had one employee, our founder and president, Mordechai Guttman, who devotes fulltime to us.

Our operations for the three months ended December 31, 2008 and 2007 were as follows:

	For the three months ended December 31, 2008	For the three months ended December 31, 2007

Sales	$72,854	$49,037
Cost of sales	36,350	28,044
Gross profit	36,504	20,993

Operating expenses
Commissions and fee expense	4,750	2,327
Rent	8,479	6,530
General and administrative	5,019	10,080
Operating expenses	18,248	18,937

Net income	$18,256	$2,056

During both periods our product offerings and pricing remained the same. Substantially all of our revenue (86.83% in 2008 and 81% in 2007) was derived from sales to one unrelated company, PCS Revenue Control Systems, Inc., which distributes its products throughout the United States, largely to public school districts. An additional 19.06% in 2008 and 7.95% in 2007 was derived from services performed for customers of PCS Revenue Control Systems, Inc.  All changes result from the number and mix of the orders received from PCS Revenue Control Systems, Inc.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2008.

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

February 16, 2009