Form 10-Q
period 2009-03-31
HPC POS SYSTEM, CORP.
filed 2009-05-20
CIK 1426808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

     . TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

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

973-239-9666
(Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X .   No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer      . Accelerated Filer      . Non-Accelerated Filer      . Smaller Reporting Company  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of May 19, 2009.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes      .   No  X .

Transitional Small Business Disclosure Format (check one): Yes      .   No  X .

HPC POS SYSTEM, CORP.

FORM 10-Q

March 31, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition	9
Item 3	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Control and Procedures	11

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 5.	Other Information	12
Item 6.	Exhibits and Reports on Form 8-K	12

SIGNATURE

ITEM 1. Financial Information

HPC POS SYSTEM, CORP.

HPC POS SYSTEM, CORP.

Balance Sheets

	March 31, 2009	September 30, 2008
ASSETS	(Unaudited)
Current Assets:
Cash	$11,989	$1,852
Accounts receivable	45,604	23,804
Inventory	60,986	47,467
Total current assets	118, 579	73,123
COMPUTER EQUIPMENT – net of accumulated depreciation of $266 and $160, respectively	799	906
Security deposit	3,646	3,646
TOTAL ASSETS	$123,024	$77,675

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$142,089	$113,015
Accrued expenses and other current liabilities	3,279	19,665

Total Current Liabilities	145,368	132,680
Stockholders' Deficit:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 99,000,000 shares authorized;10,000,000 shares issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	5,700	5,700
Accumulated deficit	(38,044)	(70,705)
Total stockholders’ deficit	(22,344)	(55,005)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$123,024	$77,675

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008

Sales	$75,946	$56,570
Cost of sales	36,940	30,265
Gross profit	39,006	26,305

Operating expenses
Commissions and fee expense	10,800	7,207
Rent	6,550	4,371
General and administrative	7,251	4,840
Operating expenses	24,601	16,418

Net income	$14,405	$9,887

Net Income per share - basic and diluted	$0.00	$0.00

Weighted average number of common shares outstanding – basic and diluted	10,000,000	10,000,000

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

Statements of Operations

(Unaudited)

	For the Six Months Ended March 31, 2009	For the Six Months Ended March 31, 2008

Sales	$148,800	$105,607
Cost of sales	73,290	58,309
Gross profit	75,510	47,298

Operating expenses	-	35,355
Commissions and fee expense	15,550	-
Rent	15,029	-
General and administrative	12,270	-
Operating expenses	42,849	-

Net income	$32,661	$11,943

Net Income per share - basic and diluted	$0.00	$0.00

Weighted average number of common shares outstanding – basic and diluted	10,000,000	9,824,044

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31, 2009	For the Six Months Ended March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,661	$11,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	107	-
Increase in accounts receivable	(21,800)	(29,401)
Increase in inventory	(13,519)	(5,032)
Increase in other assets	-	(1,066)
Increase in accounts payable and accrued expenses	12,688	22,833
Net Cash (Used in) Provided by Operating Activities	10,137	(723)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	700

Cash flows from financing activities	-	700

NET CHANGE IN CASH	10,137	(23)

CASH AT BEGINNING OF PERIOD	1,852	2,073
CASH AT END OF PERIOD	$11,989	$2,050

See accompanying notes to the financial statements.

HPC POS SYSTEM, CORP.

March 31, 2009 and 2008

Notes to Unaudited Financial Statements

 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim financial statements for the three and six months ended March 31, 2009 and 2008 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed on Form 10-K which was filed on filed February 11, 2009.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2009, the Company has limited financial resources, has not established a source of equity or debt financing, and has a stockholders’ deficit. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

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

NOTE 3 - CONCENTRATION OF RISK

Substantially all of the Company’s sales revenue (87.92% in 2009 and 82.3% in 2008) for the six months ended March 31, 2009 and 2008 was derived from one unrelated customer, PCS Revenue Control Systems, Inc. An additional 18.13% in 2009 and 16.7% in 2008 was derived from services performed for customers of PCS Revenue Control Systems, Inc.

All of the Company’s products are manufactured by an unrelated vendor located in Lithuania.

NOTE 4 - STOCKHOLDERS’ DEFICIT

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the six months ended March 31, 2009. The reported results may not necessarily reflect the future.

Operations

At May 19, 2009, we had one employee, our founder and president, Mordechai Guttman, who devotes fulltime to us.

Our operations for the six months ended March 31, 2009 and 2008 were as follows:

	2009	2008

Sales	$148,800	$105,607
Cost of sales	73,290	58,309
Gross profit	75,510	47,298

Operating expenses	-	35,355
Commissions and fee expense	15,550	-
Rent	15,029	-
General and administrative	12,270	-
Operating expenses	42,849	35,355

Net income	$32,661	$11,943

During both periods our product offerings and pricing remained the same. Substantially all of our revenue (87.92% in 2009 and 82.3% in 2008) was derived from sales to one unrelated company, PCS Revenue Control Systems, Inc., which distributes its products throughout the United States, largely to public school districts. An additional 18.13% in 2009 and 16.7% in 2008 was derived from services performed for customers of PCS Revenue Control Systems, Inc.  All changes result from the number and mix of the orders received from PCS Revenue Control Systems, Inc.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2009.

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

May 19, 2009