Form 10-Q
period 2009-06-30
HPC POS SYSTEM, CORP.
filed 2009-08-19
CIK 1426808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

HPC POS SYSTEM, CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	333-149188	26-0857573
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS Employer Identification No.)

Melvin W. Coles HPC POS System, Corp. 220 Little Falls Road, Unit 4 Cedar Grove, NJ 07009 (Address of principal executive offices)

973-239-9666
(Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐  Smaller Reporting Company ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 152,950,000 shares of Common Stock, as of  August 18, 2009.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

HPC POS SYSTEM, CORP.

FORM 10-Q

June 30, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition	14
Item 3	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Control and Procedures	17

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	18

SIGNATURE

ITEM 1. Financial Information

HPC POS SYSTEM, CORP.

HPC POS SYSTEM, CORP.

Balance Sheets

	June 30, 2009	September 30, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash	$12,352	$1,852
Accounts receivable	18,316	23,804
Inventory	49,518	47,467
Total current assets	80,186	73,123
COMPUTER EQUIPMENT, net of accumulated depreciation of $319 and $160, respectively	747	906
Security deposit	3,646	3,646
TOTAL ASSETS	$84,579	$77,675

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$111,625	$113,015
Convertible note payable	54,500	-
Accrued expenses and other current liabilities	36,820	19,665
Total Current Liabilities	202,945	132,680
Stockholders' Deficit:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock: $0.001 par value; 99,000,000 shares authorized;10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	60,200	5,700
Accumulated deficit	(188,566)	(70,705)
Total stockholders’ deficit	(118,366)	(55,005)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$84,579	$77,675

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008

Sales	$62,581	$53,444
Cost of sales	32,568	24,072
Gross profit	30,013	29,372

Operating expenses
Commissions and fee expense	4,700	4,700
Rent	8,672	6,300
Professional fees	56,000	1,500
Compensation	49,207	-
General and administrative	7,456	8,434
Total operating expenses	126,035	20,934

Other (income) expenses
Interest expense	54,500	-
Total other (income) expenses	54,500	-

Net income (loss)	$(150,522)	$8,438

Net Income (loss) per share - basic and diluted	$(0.02)	$0.00

Weighted average number of common shares outstanding – basic and diluted	10,000,000	10,000,000

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

Statements of Operations

(Unaudited)

	For the Nine Months Ended June 30, 2009	For the Nine Months Ended June 30, 2008

Sales	$211,381	$159,051
Cost of sales	105,858	82,381
Gross profit	105,523	76,670

Operating expenses
Commissions and fee expense	20,250	9,627
Rent	23,701	19,080
Professional fees	57,500	13,500
Compensation	49,207	-
General and administrative	18,226	14,081
Total operating expenses	168,884	56,288

Other (income) expenses
Interest expense	54,500	-
Total other (income) expenses	54,500	-

Net income (loss)	$(117,861)	$20,382

Net Income (loss) per share - basic and diluted	$(0.01)	$0.00

Weighted average number of common shares outstanding – basic and diluted	10,000,000	9,882,482

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30, 2009	For the Nine Months Ended June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(117,861)	$20,382
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	159	-
Convertible note payable issued for services	54,500	-
Beneficial conversion feature	54,500	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	5,488	(4,177)
Decrease (increase) in inventory	(2,051)	10,721
Increase in other assets	-	(1,066)
Increase (decrease) in accounts payable and accrued expenses	15,765	(25,677)
Net Cash Provided by Operating Activities	10,500	183

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	700
Net Cash Provided by Financing Activities	-	700

NET CHANGE IN CASH	10,500	883

CASH AT BEGINNING OF PERIOD	1,852	2,073
CASH AT END OF PERIOD	$12,352	$2,956

See accompanying notes to the financial statements.

HPC POS SYSTEM, CORP.

June 30, 2009 and 2008

Notes to Unaudited Financial Statements

 (Unaudited)

NOTE 1

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

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

Use of Estimates

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

Fiscal year end

The Company elected September 30 as its fiscal year end.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

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

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market, determined by the first-in, first-out method. Inventory is evaluated on an ongoing basis to determine if there are damaged goods, slow moving or products that are not in saleable condition. If such products are identified, they are written down. The Company regularly reviews its inventory on hand and, when necessary, records a provision for excess or obsolete inventory based primarily on current selling price.  The Company determined that there was no inventory obsolescence as of June 30, 2009.

Fair Value of Financial Instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about fair value of Financial Instruments” (“SFAS No. 107”) for disclosures about fair value of its financial instruments and has adopted Financial Accounting Standards Board (“FASB”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial instruments.  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by SFAS No. 157 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

As defined by SFAS No. 107, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date.  The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, and accrued expenses, approximate their fair values because of the short maturity of these instruments.  The Company’s convertible note payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2009.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended June 30, 2009 or 2008.

Beneficial conversion feature

The Company accounts for convertible notes payable in accordance with the guidelines established by APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants ("APB No. 14"), Emerging Issues Task Force ("EITF") 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27, Application of Issue No 98-5 To Certain Convertible Instruments.

The Beneficial Conversion Feature ("BCF") of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued.  The Company records a BCF related to the issuance of a convertible note when issued.

The BCF of a convertible note is measured as a reduction of the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, which is credited to additional paid-in-capital.

The fair value is recorded  in the financial statements as a debt discount from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner).

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

Income taxes

The Company follows Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income and comprehensive income in the period that includes the enactment date.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2009 or 2008.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending September 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•

of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•

of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2009, the Company has limited financial resources, has not established a source of equity or debt financing, has negative working capital and a stockholders’ deficit. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

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

NOTE 4  CONVERTIBLE NOTE PAYABLE

On May 1, 2009, the Company entered into a convertible promissory note with their attorney for services performed during the quarter in the principal amount of $54, 500.  The note accrued interest at 2% per annum, and matured on May 8, 2009.  The note was convertible at the option of the holder at a conversion price of $0.001.

As the effective conversion price of the convertible promissory note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $54,500 based on the intrinsic value of the beneficial conversion feature of the convertible promissory note.  In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount as a result of the beneficial conversion feature of the convertible promissory note was amortized as non-cash interest expense over the term of the debt using the effective interest method. During the nine months ended June 30, 2009, interest expense of $54,500 has been recorded from the debt discount amortization.

NOTE 5

 CONCENTRATION OF RISK

Substantially all of the Company’s sales revenue (81.31% in 2009 and 80.68% in 2008) for the nine months ended June 30, 2009 and 2008 was derived from one unrelated customer, PCS Revenue Control Systems, Inc. An additional 19.72% in 2009 and 17.35% in 2008 was derived from services performed for customers of PCS Revenue Control Systems, Inc.  A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

All of the Company’s products are manufactured by an unrelated vendor located in Lithuania.

NOTE 6   SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date but before financial statements were available to be issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On August 7, 2009, the Company entered into a Share Exchange Agreement (the “Agreement”) among the Company and certain of its shareholders, House of Mohan Corporation, (“Mohan”) a Delaware Corporation, and the shareholders of Mohan (the “Mohan Shareholders”).  Pursuant to the terms of the Agreement, the Company issued to the Mohan Shareholders an aggregate of 142,950,000 restricted shares of its common stock in exchange for all of the issued and outstanding shares of Mohan making Mohan a wholly owned subsidiary of the Company.  The Agreement closed August 7, 2009.  For further and more complete information regarding this transaction, reference is herewith made to the Company’s Form 8-K as filed on August 10, 2009, the full contents of which are herewith incorporated by reference.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the nine months ended June 30, 2009. The reported results may not necessarily reflect the future.

Operations

At August 12, 2009, we had one employee, our founder and president, Melvin W. Coles, who devotes fulltime to us.

Our operations for the nine months ended June 30, 2009 and 2008 were as follows:

	2009	2008

Sales	$211,381	$159,051
Cost of sales	105,858	82,381
Gross profit	105,523	76,670

Operating expenses
Commissions and fee expense	20,250	9,627
Rent	23,701	19,080
Professional fees	57,500	13,500
Compensation	49,207	-
General and administrative	18,226	14,081
Operating expenses	168,884	56,288

Interest expense	54,500	-

Net income (loss)	$(117,861)	$20,382

During both periods our product offerings and pricing remained the same. Substantially all of our revenue (81.31% in 2009 and 80.68% in 2008) was derived from sales to one unrelated company, PCS Revenue Control Systems, Inc., which distributes its products throughout the United States, largely to public school districts. An additional 19.72% in 2009 and 17.35% in 2008 was derived from services performed for customers of PCS Revenue Control Systems, Inc.  All changes result from the number and mix of the orders received from PCS Revenue Control Systems, Inc.

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

Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date but before financial statements were available to be issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On August 7, 2009, the Company entered into a Share Exchange Agreement (the “Agreement”) among the Company and certain of its shareholders, House of Mohan Corporation, (“Mohan”) a Delaware Corporation, and the shareholders of Mohan (the “Mohan Shareholders”).  Pursuant to the terms of the Agreement, the Company issued to the Mohan Shareholders an aggregate of 142,950,000 restricted shares of its common stock in exchange for all of the issued and outstanding shares of Mohan making Mohan a wholly owned subsidiary of the Company.  The Agreement closed August 7, 2009.  For further and more complete information regarding this transaction, reference is herewith made to the Company’s Form 8-K as filed August 10, 2009, the full contents of which are herewith incorporated by reference.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2009.

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

HPC POS SYSTEM, CORP.

            (Registrant)

/s/ Melvin W. Coles

By: Melvin W. Coles, Chief Executive Officer

August 18, 2009