Form 10-K
period 2009-09-30
HPC POS SYSTEM, CORP.
filed 2011-02-22
CIK 1426808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

   X  . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 333-149188

HPC POS SYSTEM, CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	26-0857573
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

HPC POS SYSTEM, CORP.
c/o HOUSE OF MOHAN CORPORATION.
6409 Lake Meadow Drive, Burke, VA	22015
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number: (703) 283-9736

Securities registered under Section 12(b) of the Act: Common Stock par value $.001 per share

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes      . No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No   X   .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      . No   X  .

(*Delinquent in filing its Annual Report on Form 10-K (this filing) and all subsequent quarterly and annual filings)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   X  .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No   X  .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of January 31, 2011 is 174,350,000 shares, all of one class, $.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the outstanding shares held by non-affiliates, based upon the book value as of September 30, 2009, is $-0-.

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

Our executive offices are located at 6409 Lake Meadow Drive, Burke, VA 22015, and our telephone number is 703-283-9736. Our website is www.mohanincense.com.

We may refer to ourselves in this document as "Mohan," "we," "us" or the “Company.”

Item 1.BUSINESS

HPC POS System, Corp. (“HPC” or the “Company”) was founded as a New Jersey corporation on June 27, 1996 and became a corporation in the State of Nevada on June 15, 2007.

Merger

On August 7, 2009, HPC entered into a Share Exchange Agreement (the “Agreement”) among HPC and certain of its shareholders, House of Mohan Corporation (“Mohan”), a Delaware corporation incorporated in September 1995, and the shareholders of Mohan (the “Mohan Shareholders”).  Pursuant to the terms of the Agreement, the Company agreed to issue to the Mohan Shareholders an aggregate of 142,950,000 restricted shares of its common stock in exchange for all of the issued and outstanding shares of Mohan.  The closing of the Agreement was subject to the fulfillment of certain conditions, including, but not limited to the receipt of all requisite consents, waivers and approvals by the Company and Mohan. The transaction closed August 7, 2009.

In accordance with the Agreement, HPC issued an aggregate of 142,950,000 restricted shares of its common stock in order to acquire all of the issued and outstanding shares of Mohan. The issuance of such shares was exempt from registration in accordance with Section 4(2) of the Securities Act of 1933 as a transaction by an Issuer not involved in a public offering. The 142,950,000 shares of common stock issued to the shareholders of Mohan represented 93.46% of the Company’s outstanding shares of common stock following the completion of the transaction.

The Company’s shares were issued to Mohan shareholders based upon a pro-rata basis of their then ownership of Mohan shares.  The 142,950,000 restricted shares of common stock were issued as follows:

Names	Number of Restricted Shares
Melvin W. Coles	120,000,000
Joel Stohlman	7,500,000
Jason Barta	450,000
Gary Wolff	7,500,000
Ricardo Richardson	7,500,000

Effective at the completion of the merger, the Company assigned and transferred to Mordechai Guttman, former President and principal stockholder of HPC, all of HPC’s rights, title and interest in and to HPC’s operating assets in exchange for which Mr. Guttman assumed HPC’s operating liabilities as defined in such Agreement. The operating liabilities excluded a $50,000 convertible note payable for legal services associated with the merger and activities leading up to the merger. Following the completion of the merger and transferal of HPC’s operating assets and liabilities, all of the Company’s operations consisted of the operations of Mohan.

The Company is not aware of any arrangements which may, at a subsequent date, result in a change in control

Changes to the Board of Directors and Executive Officers

The Company’s two former officers and directors, Mordechai Guttman and Hana Goldhagen resigned from all officer and director positions with the Company effective as of the closing of the Agreement on August 7, 2009.  Neither resignation was a result of any disagreement with the Company on any matter relating to its operations, policies (including accounting or financial policies) or practices.

Immediately following the closing of the merger, our board of directors and executive team were reconstituted to consist of Melvin Coles as Chairman and sole Director, President and Chief Executive Officer, Bonnie Coles as Secretary and Deborah Colley as Treasurer. All three are siblings.

Directors of the Company hold office for one-year terms until the election and qualification of their successors. Officers are elected by the board of directors and serve at the discretion of the board.

Other Related Matters

Mohan incurred $50,000 of legal costs as part of the reverse merger/recapitalization transaction with HPC. HPC owed Gary B. Wolff, our outside counsel, $50,000 under a Convertible Promissory Note which bears interest at the rate of 2% per annum. Following negotiation between all parties, it was agreed for the note to be assigned to Mohan in satisfaction of its liability for legal services. The $50,000 legal expense is included in operating expenses during the fiscal year ended September 30, 2009.

On November 5, 2009, the holder of the Convertible Note assigned $12,500 of the principal balance to JW Financial LLC which converted that entire amount for 12,500,000 shares. On November 10, 2009, the holder of the Convertible Note converted $8,900 of the principal balance for 8,900,000 shares.

At September 30, 2010, there was a remaining principal balance of $28,600 due under the Convertible Note, which is convertible, at the holder’s option, into a maximum of 28,600,000 shares.

Accounting Treatment

As HPC did not have significant, meaningful operations prior to the merger, the transaction was treated as a recapitalization of Mohan, and accounted for on a historical cost basis for all periods presented. Moreover, the financial statements set forth in this report for all periods, prior to the recapitalization, are solely the financial statements of Mohan and the common stock of Mohan has been retroactively restated to give the effect to the exchange for HPC common stock.

Operations

Business - General

Mohan was founded and is managed day-to-day by Mr. Coles. Mohan’s Website is www.mohanincense.com.

Mohan is an incense distributing company. Incense, from the Latin word “incendere” which means "to burn") is composed of aromatic biotic materials, which release fragrant smoke when burned. The term incense refers to the substance itself, rather than to the odor that it produces. Many religious ceremonies and spiritual purificatory rites employ incense, a practice that persists to this day. Incense is also used in medicine and for its aesthetic value. The forms taken by incense have changed with advances in technology, differences in the underlying culture, and diversity in the reasons for burning or using it.

We currently operate in the United States only. Founded on September 5, 1995 in Delaware, Mohan is a leading distributor of pure charcoal incense hand rolled in the finest herbs, spices, oil, honey and sandalwood powder.  Charcoal’s porous structure is a highly efficient agent for absorbing pure essential oils in the manufacturing of superior quality incense sticks  Mohan is seeking to educate consumers about inferior incense products made of pig excrement or pork rinds, which when burned, may cause harm to one’s health.  Mohan promotes the use of safe ingredients in the manufacturing of incense.  Mohan distributes over 70 flavors, and to the best of our knowledge, is the first company to develop “designer” fragrances (type) like Paris Hilton, Joop, Jordan, Cool Water, Angel and others.  Mohan’s signature fragrance is Khush a leading seller in the United States for the past ten years.

Mohan’s products are manufactured in India. Virtually all of Mohan’s sales are made through agreements with product distributors and not directly with retailers.

Mohan believes, although it has performed no formal study, that its products are ultimately sold in a market of over 200,000 retail stores on the East Coast of the United States.  Mohan imports over 20 million sticks of incense per year.  As previously indicated, Mohan utilizes master distributors rather than contract with each retail chain. Most items when imported and received are shipped directly to the master distributor, Price Master Corporation (“Price Master”). In some cases, the imported products go to a public warehouse prior to shipment to the master distributor.

Mohan’s principal vendors in India require payment either when products are shipped or when the product arrives at the dock in the United States. Payment is assured through letters of credit. Mohan is paid within 15 to 20 days of shipping a product to a distributor. Vendor invoices are denominated in United States dollars.

Recent Developments

Starting in October 2009, Mohan became heavily impacted by the tight credit environment and was unable to finance the purchase of inventory. As a result, Mohan had no sales during the first three fiscal quarters of the year ended September 30, 2010. In June 2010, Mohan obtained a $1,500,000 Revolving Loan and Security Agreement from Ashford Finance, LLC. The two-year agreement provides financing arrangements solely for the purchase of inventory. Its principal terms include:

•

Interest due on loans under the agreement is equal to three percentage points above the prevailing prime lending rate, as defined, except that interest on loans will never be less than 5.5% per annum.

•

An account management fee is charged equal to 3.25% per month of the face amount of each letter of credit or other financing issued to a Mohan vendor.

•

Loans can be called on demand but, in any event, must be paid immediately upon receipt of proceeds from a customer to which financed inventory was shipped.

•

Mohan has pledged substantially all of its tangible and intangible assets as collateral.

•

Liabilities under the Revolving Loan and Security Agreement are guaranteed by Melvin Coles.

•

The Company cannot issue new shares of common stock except to existing shareholders.

•

The Company must pay the cost of insurance premiums covering balances outstanding to protect the lender against defaults.

Product Description

Mohan distributes over 70 flavors, designer scents, zodiac signs scents, and our pure line of charcoal and natural herb incense.  Mohan believes our incense to be superior to the average incense on the market today.  Mohan’s incenses are made of charcoal; a black porous carbonaceous material produced by the destructive distillation of wood and is used as a filter and absorbent.  It is capable of catching fire yet burns slowly and is smokeless.  Charcoal’s porous structure makes it a highly efficient agent for the absorption of pure essential oils in the manufacturing of superior top quality incense sticks.  Charcoal is often used internally in capsule form for absorbing gas and filtering impurities.  As a filter, charcoal is also used for water purification and the purification of factory produced air.  Therefore, it may have medicinal properties and healing and curative traits.  When charcoal is heated, as in the lighting of a stick of incense, charcoals’ absorptive property is by nature greatly increased making it even more ideal for the production of long lasting oil-based aromatic incense.  It produces a lingering, environmentally safer atmosphere of powerful, yet non overwhelming fragrance experience.

Each of our 70 fragrances has been assigned a Universal Product Code (UPC) which is a barcode symbology (i.e., a specific type of barcode), that is widely used in Canada and the United States for tracking trade items in stores. The fragrances are briefly summarized as follows:

Mohan Incense Fragrance List

Khush	Night Queen	Musk	Ood	Majmua	Jasmine
Patchouly	African Violet	Sandalwood	Thousand Flowers	Tropical Fruits	Rose
African	Peach	Money	Krishna Musk	Egyptian Musk	Firdaus
Nag	Champa	Somali	Coco-Mango	Fantasia	Vanilla
Coconut	EBC	China Musk	Lavender	Frankincense Myrr	Egyptian Musk Original
Blue Nile	Eucalyptus	Black	Sandalwood	Ancient Love Aura	Strawberry
Lotus	Cash Monee

Designer (type) Fragrances

Joop (type)	CkOne (type)	Casmir (type)	Eternity (type)	Nautica (type)	360 (type)
Jean Paul Gaultier (type)	Cool Water (type)	Tommy Hilfiger (type)	White Diamonds (type)	Angel (type)	Blue Jeans (type)
Boss (type)	Opium (type)	Michael Jordan (type)	Poison (type)	Patti Labelle (type)	Paris Hilton (type)
Tommy Girl (type)	Issey Miyake (type)	White Linen (type)	Unforgiveable (type)	Glow by J-Lo (type)	Obsession (type)

No permission is required for utilizing the term “Designer Type” fragrances on packages. The Designer fragrances are not endorsed by the designer names themselves; therefore, Mohan must put (type) on all packaging or whenever we use the designer names.  That is an industry disclaimer.

Registered Trademarks

Mohan has over 30 Registered Trademarks (Active) as indicated below.

	Serial Numbers	Reg. Numbers	Word Marks
1	78432851	2985405	SRI GANESH
2	78360274	2991887
3	77484227		SOS MOBILE WATER PLANT
4	77367390	3535201	SOS STRAW
5	77367387	3535200	LIFE SAVIOR
6	77241850	3510771	KA$H MONEE
7	77241844	3443213	EGYPTIAN MUSK
8	77220411
9	77241847	3388747	OOD/UD/OUD
10	76022686	2438568
11	76439995	3356743	THE ANOINTED ONE
12	76483807	2822583	MOHAN
13	76481597	2784143	CANCER
14	76481596	2784142	VIRGO
15	76481595	2784141	LIBRA
16	76481594	2784140	SCORPIO
17	76481593	2784139	SAGITTARIUS
18	76481592	2784138	CAPRICORN
19	76481591	2784137	LEO
20	76481590	2784136	TAURUS
21	76481589	2784135	ARIES
22	76481588	2784134	GEMINI
23	76481587	2781772	PISCES
24	76481586	2781771	AQUARIUS
25	76454286	2749987	BLACK SANDALWOOD
26	76454264	2873348	MEDITATION
27	76454175	2758582	AFRICAN PEACH
28	76439993	2761290	ASTRO ANOINTED
29	76339312	2795580	SOLAR SCENTS
30	76039680	2721867	ASTROLOGY
31	76022685	2521879	KHUSH
32	76021023	2428581	HOUSE OF MOHAN

Strategic Marketing Plan/Strategy

The market for incense and oils has extended from the Eastern Culture, principally India, to the West over the past years.  The use of incense dates back to biblical times and may have originated in Egypt, where the gums and resins of aromatic trees were imported from the Arabian and Somali coasts to be used in religious ceremonies. It was also used by the Pharaohs, not only to counteract unpleasant odors, but also to drive away demons and gratify the presence of the gods, as they believed.

Agribodies were used primarily in the Eastern Cultures in meditation, prayer, and for medicinal processes.  The Western Culture has begun to adopt the use of these products for aesthetic as well as alleged medicinal and meditational use.  Mohan has attempted to capitalize on the increasing demand by distributing designer scented incense to cater to the aesthetic fragrance and perfume market.

Mohan’s strategy in order to increase market share throughout the United States is through utilization of licensing of master distributors and regional distributors.  Price Master is Mohan’s principal wholesale distributor.  Price Master is a master distributor that distributes Mohan products to over 20,000 retailers, wholesalers and distributors throughout the east coast of the United States, primarily in Washington DC, New York, Virginia, Baltimore, Philadelphia, Delaware and North Carolina.  Mohan has more recently entered into an agreement with Yemjada Corporation (“Yemjada”) based in Los Angeles, California, as a certified retail distributor for incense sales to retail chain outlets.  Yemjada has presented the Mohan products to the board of 7 Eleven, and will begin an up to 900 store program for the California 7 Eleven stores and intends to roll out a nationwide strategy after the initial store program.  The chart below illustrates the retail stores that are under the Yemjada distribution system although there can be no assurance as to which stores, if any, will carry Mohan’s products.

Stores	Approximate Number of Stores
7 Eleven	26,000
Kmart	6,000
AM-PM Mini Marts	8,000
Chevron	7,500
Safeway	5,000
Walgreens	7,000
Target	4,000
Exxon Mobile	7,000
McLane Distribution	50,000
Core Mark Distribution	40,000

If orders were to increase significantly, we would need to obtain a source of financing or negotiate more extended terms with our vendor in order to service those orders. No guarantees can be given that we will be successful in that regard.

Distribution Agreements

Our problems obtaining financing for inventory purchases slowed down the implementation of our distribution agreements. Upon executing the Revolving Loan and Security Agreement, we started working with our distributors to obtain orders and plan deliveries. During the summer of 2010, we received four purchase orders (for $414,350, $277,500, $276,500 and $277,500) from Price Master Corporation. We delivered the $414,350 purchase order in September 2010.

Upon completing some shipments to Price Master Corporation, we will have sufficient resources to start making deliveries to Yemjada Corporation.

1.

Master Wholesale Distribution Agreement – Price Master Corporation

On September 15, 2008 Mohan entered into a Master Wholesale Distributor Agreement (“Wholesale Agreement”) with Price Master as its exclusive master distributor under certain defined terms and conditions.  Currently, this Wholesale Agreement provides for approximately 90% percent of Mohan revenue. To maintain exclusivity, Price Master must maintain order frequency of placing at least one 20 foot (600 cases) or 40 foot (40’) (1,200 cases) container order every 45 days during each calendar year.

The Wholesale Agreement is for a period of 36 months.  However, Price Master has a right to terminate upon 90 days written notice without any reason. The Wholesale Agreement is not assignable absent Mohan’s discretionary consent and for a period of two years subsequent to termination provides for standard non-competitive clause.

2.

Retail Chain Store Distribution Agreement – Yemjada Corporation

On June 22, 2009 Mohan entered into a Retail Chain Store Distribution Agreement (“Retail Agreement”) with Yemjada for Yemjada to distribute Mohan’ incense products. The designated territories consist of the Western United States and Africa with Yemjada designated as the exclusive Retain Chain Store Distributor within such territories.

In order to maintain exclusivity, Yemjada is required to maintain order frequency of placing an order for a minimum of one 40 foot container every 30 to 45 days during each calendar year.  Each 40 foot container consists of 1,200 cases of product with each case consisting of 40 units.  Distributor prices per container approximate $290,000.

The Retail Agreement is for a term of 36 months and payment terms generally require 50 percent payment in advance with balance due upon delivery by Mohan to Yemjada or its designated customer. The Retail Agreement is not assignable absent Mohan’s discretionary consent and for a period of two years subsequent to termination provides for standard non-competitive clauses.

The implementation of many aspects of the Retail Agreement has been delayed for numerous reasons, including the need for Mohan to be able to finance vendor shipments. No assurances can be given as to the likely amounts of revenue or the timing of that revenue which will be realized by Mohan from the Retail Agreement.

Minority Owned Enterprise

Mohan has been designated as a minority-owned enterprise by the National Minority Supplier Diversity Council (NMSDC).  A minority-owned business is a for-profit enterprise, regardless of size, physically located in the United States or its trust territories, which is owned, operated and controlled by minority group members. "Minority group members" are United States citizens who are Asian, Black, Hispanic and Native American.   Ownership by minority individuals means the business is at least 51% owned by such individuals or, in the case of a publicly-owned business, at least 51% of the stock is owned by one or more such individuals. Further, the management and daily operations are controlled by those minority group members.

Mohan believes that it is the only certified minority owned manufacturer and distributor of pure charcoal incense and oils.  The council certifies a company through due diligence questionnaire, interviews, site-visits and verification of business and market. Major corporations may do a guaranteed amount of business with minority-owned enterprises and this certification allows Mohan to be separate from competitors in certain respects.

Mohan has not aggressively marketed this designation and does not know how much, if any, of its revenues result from this designation.

Competition

There are numerous competitors most of whom may have more financial resources than we do. Mohan plans to compete through its agreements with major distributors, product design and price. Mohan utilizes natural charcoal incense.  To the best of our knowledge, most of our competitors sell incense products made of pig excrement or pork rinds, which when burned, may cause harm to one’s health.  Mohan has maintained its retail price for incense at $1.00 although it believes its product to be superior in quality to the other products on the market. No assurances can be given as to the likelihood of our success.

Employees

At January 31, 2011, we had four employees. Mr. Coles devotes fulltime to us. Ricardo Richardson devotes the time necessary to complete projects that he is supervising, generally ten to 20 hours per week. Ms. Coles and Ms. Colley devote part-time to us. There are no written employment contracts or agreements.

Item 1A.RISK FACTORS

Risks Related to the Business

Our auditors’ report on our financial statements contains an explanatory paragraph emphasizing that there is significant uncertainty about our ability to continue as a going concern which may make it more difficult for us to raise capital or other financing.

HPC had negative working capital of $143,760 and a net stockholders’ deficit of $143,760 at September 30, 2009. Our independent registered auditors indicated that there is significant uncertainty about our ability to continue as a going concern in an explanatory paragraph to their report on our financial statements for the fiscal year ended September 30, 2009 which may make it more difficult and expensive for us to raise capital.

If we are unable to generate revenue or obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may have to substantially curtail or terminate our operations.

Substantially all of our revenue was derived from sales to two unrelated companies.

The wholesale distribution contract with Price Master Corporation will account for a very substantial portion of Mohan's incense sales for the foreseeable future. Price Master Corporation can cancel our agreement with us by giving us notice of 90 days. If Price Master Corporation ceases to buy our products or substantially reduces its purchases of our products, we may be unable to continue operations.

The operations of Mohan are and will continue to be completely dependent on the services of Melvin Coles. The loss of Mr. Coles’ services would cause major deterioration in our business operations.

The operations and business strategy of Mohan are completely dependent upon the knowledge and contacts of Melvin Coles, our President. He is under no contractual obligation to remain employed by us.  If he should choose to leave us for any reason before we have hired additional personnel, our operations would deteriorate or fail.  Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this annual report.

We intend to acquire key-man life insurance on the life of Mr. Coles naming us as the beneficiary when and if we obtain the resources to do so and Mr. Coles is insurable at that time. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future.  Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

Melvin Coles, our chief executive and chief financial officer, has no meaningful accounting or financial reporting education or experience and, accordingly, our ability to meet Exchange Act reporting requirements on a timely basis will be dependent to a significant degree upon others.

Melvin Coles has no meaningful financial reporting education or experience. He is and will remain heavily dependent on advisors and consultants. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934 which requires us to incur audit fees and legal fees in connection with the preparation of such reports.  These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

We currently have only one full-time employee which is not a sufficient number of employees to segregate responsibilities. We may be unable to afford the cost of increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

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

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

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

Having only one director limits our ability to establish effective independent corporate governance procedures and increases the control of our president.

We have only one director, who is also our president and chairman. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. Our President has virtually total control over all corporate issues.

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

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (250,000,000) but unissued (75,650,000) common shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material.

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our Company.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (250,000,000) but unissued (75,650,000) common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our Company.

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

Our Articles of Incorporation provide for indemnification of officers and directors at our expense and limit their liability. These provisions may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Articles of Incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's written promise to repay us therefor, if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we may be unable to recoup.

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

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading, and even if quoted, it is likely to be subject to significant price fluctuations.

There is currently no established public market whatsoever for our securities. FINRA had assigned us a trading symbol (HPCS) which enabled a market maker to quote the shares of our common stock on the OTCBB maintained by FINRA. However, we were delisted from the OTCBB because of delinquent public filings. We do not know whether we will be successful in having our listing being accepted by FINRA for inclusion on the OTCBB when and if we become current in all public filings.

There can be no assurances as to whether:

•

any market for our shares will develop;

•

the prices at which our common stock will trade; or

•

the extent to which investor in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA if and when we become current with our public filings and FINRA accepts our listing request as submitted by a broker dealer. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

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

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, if they trade at all, will be subject to such penny stock rules for the foreseeable future, and our shareholders will, in all likelihood, find it difficult to sell their securities.

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

•

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Investors may have difficulty in reselling their shares because of state Blue Sky laws.

Our common stock is currently not quoted on the OTCBB. No established market has ever developed for our common stock. If a market for our shares develops in the future, there are no assurances that it will be sustained.

The holders of our shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even if we are successful in having our shares available for trading on the OTCBB, investors should consider any secondary market for our securities to be a limited one. We intend to seek coverage and publication of information regarding the Company in an accepted publication which permits a "manual exemption." This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain

•

The names of issuers, officers, and directors,

•

An issuer’s balance sheet, and

•

A profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations

We may not be able to secure a listing containing all of this information.  Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it generally unavailable for issuers selling newly issued securities. Most of the accepted manuals are those published in Mergent, Inc., Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin. Accordingly, our shares should be considered totally illiquid, which inhibits investors’ ability to resell their shares.

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

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our director (one person – our president) is not an independent director, we do not currently have independent audit or compensation committees. As a result, our director has the ability, among other things, to determine his own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

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

Legislation, including the Sarbanes-Oxley Act of 2002, may make it more difficult for us to retain or attract officers and directors.

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934. We are required to comply with the Sarbanes-Oxley Act. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

Because it has been more than one year since our initial Registration Statement was declared effective, our reporting obligations under the Securities Laws may (in our discretion) be automatically suspended by operation of statute under Section 15(d) of the Securities Exchange Act of 1934 if we have less than 300 shareholders and do not file a registration statement on Form 8A (of which we have no specific current plans to file). We currently have less than 300 shareholders, which means that we may file periodic reports voluntarily with the SEC but are no longer obligated to file those periodic reports with the SEC. Therefore, your access to our business information could be even more restricted.

We are not be required to furnish proxy statements to security holders, and our directors, officers and principal beneficial owners are not required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Securities Exchange Act of 1934 until we have both 500 or more security holders and greater than $10 million in assets and are required to register our shares under Section 12 of the Exchange Act. This means that your access to information regarding our business is and will likely continue to be limited.

For all of the foregoing reasons and others set forth herein, an investment in the Company’s securities in any market which may develop in the future involves a high degree of risk. Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-K.

Item 1B.UNRESOLVED STAFF COMMENTS

None

Item 2.PROPERTIES

Mr. Coles makes office space available to us at his home at 6409 Lake Meadow Drive, Burke, VA 22015 at no charge to us. Mr. Coles incurs no incremental costs on this space and considers his overall compensation to include coverage for it. There are no written lease agreements or ongoing commitments on the part of Mr. Coles.

Item 3.LEGAL PROCEEDINGS

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

Item 4.(REMOVED AND RESERVED)

Part II

Item 5.MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

We became subject to Securities Exchange Act Reporting Requirements as of June 11, 2008.

The trading symbol for our common stock is HPCS. However, there is no, and there has never been, a trading market for the shares of our common stock. We were delisted from the OTCBB because of delinquent public filings. We do not know whether we will be successful in having our listing being accepted by FINRA for inclusion on the OTCBB when and if we become current in all public filings.

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on January 31, 2011, there were 45 stockholders of record of our common stock, and 174,350,000 shares were issued and outstanding.

The Company has never repurchased any of its equity securities.

Item 6.SELECTED FINANCIAL DATA

Balance Sheet Data:	September 30,
	2009	2008
Current assets	$-0-	$71,432

Current liabilities	$143,760	$-0-

Stockholders’ equity (deficit)	$(143,760)	$91,432

Income Data:
	Fiscal Ended September 30, 2009	Fiscal Ended September 30, 2008

Sales	$448,128	$923,188
Gross profit	$177,907	$366,506
Net income (loss)	$(235,192)	$85,440
Weighted average number of shares outstanding – basic and diluted	144,429,452	142,950,000
Net loss per common share – basic and diluted	$(0.00)	$0.00
Note –The weighted average number of shares outstanding has been retroactively restated for the equivalent number of shares issued in the merger

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain matters discussed in this annual report on Form 10-K are forward-looking statements. Such forward-looking statements contained in this annual report involve risks and uncertainties, including statements as to:

•

our future operating results,

•

our business prospects,

•

our contractual arrangements and relationships with third parties,

•

the dependence of our future success on the general economy and its impact on the industry in which we are involved,

•

the adequacy of our cash resources and working capital, and

•

other factors identified in our filings with the SEC, press releases and other public communications.

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

Operations

As HPC did not have significant, meaningful revenues prior to the merger, the transaction was treated as a recapitalization of Mohan, and accounted for on a historical cost basis for all periods presented. Moreover, the financial statements set forth in this report for all periods, prior to the recapitalization, are the financial statements of Mohan and the common stock of Mohan has been retroactively restated to give the effect to the exchange for HPC common stock.

Operations for the fiscal years ended September 30, 2009 and 2008

Our operations were as follows:

	2009	2008

Sales	$448,128	$923,188
Cost of sales	270,221	556,682
Gross profit	177,907	366,506

Operating expenses	106,597	36,093
Legal expenses	50,000	-
Compensation	202,902	244,973
Impairment of water filtration equipment	53,600
Total	413,099	281,066

Net income (loss)	$(235,192)	$85,440

Mohan’s revenues were severely impacted during the fiscal year ended September 30, 2009 because, as a generally discretionary purchase, demand for its products was hurt badly by the recession in the United States. In addition, Mohan was adapting to dealing principally with Price Master Corporation as its principal distributor, and Mohan's tight cash position limited its ability to import inventory products on a timely basis. Its vendors insist on being paid in full upon shipment of product. As a result there were severe inventory shortages in the last quarter of the fiscal year.

During the two fiscal years ended September 30, 2009, Mohan devoted time and resources investigating the water filtration industry. It has decided not to pursue that product line or industry further. Everything relating to the investigation has been written off except two large pieces of equipment which management believes can be sold without incurring a loss.

All compensation was received by Mr. Coles, President. Mr. Coles does not receive a formal salary. His compensation consists principally of the Company paying expenses and obligations on his behalf. These payments include reimbursement for amounts spent or incurred by Mr. Coles on our behalf. The amount and timing of payments are linked to the Company's cash position. No written arrangement exists.

Mohan incurred $50,000 of legal costs as part of the reverse merger/recapitalization transaction with HPC. HPC owed Gary B. Wolff, our outside counsel, $50,000 under a Convertible Promissory Note (the “Note”) which bears interest at the rate of 2% per annum. Following negotiation between all parties, it was agreed for the note to be assigned to Mohan in satisfaction of its liability for legal services. The $50,000 legal expense is included operating expenses during the fiscal year ended September 30, 2009.

At September 30, 2009, we established a reserve for $53,600 against the full carrying cost of water filtration equipment purchased in 2009 and 2008. We were considering entering the water filtration business but, because of economic factors, decided against pursuing the water filtration industry.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Liquidity

During most of the two fiscal years ended September 30, 2009 we did not have any credit facilities or other commitments for debt or equity financing. As a result, we began having more and more difficulty purchasing inventory to meet the needs of distribution agreements with Price Master Corporation and Yemjada Corporation. The situation worsened and, as a result, Mohan had limited sales during the first three fiscal quarters of the year ended September 30, 2010.

In June 2010, Mohan obtained a $1,500,000 Revolving Loan and Security Agreement from Ashford Finance, LLC. The two-year agreement provides financing arrangements solely for the purchase of inventory. Its principal terms include:

•

Interest due on loans under the agreement is equal to three percentage points above the prevailing prime lending rate, as defined, except that interest on loans will never be less than 5.5% per annum.

•

An account management fee is charged equal to 3.25% per month of the face amount of each letter of credit or other financing issued to a Mohan vendor.

•

Loans can be called on demand but, in any event, must be paid immediately upon receipt of proceeds from a customer to which financed inventory was shipped.

•

Mohan has pledged substantially all of its tangible and intangible assets as collateral.

•

Liabilities under the Revolving Loan and Security Agreement are guaranteed by Melvin Coles.

•

The Company cannot issue new shares of common stock except to existing shareholders.

•

The Company must pay the cost of insurance premiums covering balances outstanding to protect the lender against defaults.

Upon executing the Revolving Loan and Security Agreement, we started working with our distributors to plan deliveries. During the summer of 2010, we received four purchase orders (for $414,350, $277,500, $276,500 and $277,500) from Price Master Corporation. We delivered the $414,350 purchase order in September 2010.

We are a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we became a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to our president if there is insufficient cash generated from operations to satisfy these costs.

Mohan incurred $50,000 of legal costs as part of the reverse merger/recapitalization transaction with HPC. HPC owed Gary B. Wolff, our outside counsel, $50,000 under a Convertible Promissory Note (the “Note”) which bears interest at the rate of 2% per annum. Following negotiation between all parties, it was agreed for the note to be assigned to Mohan in satisfaction of its liability for legal services. The $50,000 legal expense is included operating expenses during the fiscal year ended September 30, 2009.

On November 5, 2009, the holder of the Convertible Note assigned $12,500 of the principal balance to JW Financial LLC which converted that entire amount for 12,500,000 shares. On November 10, 2009, the holder of the Convertible Note converted $8,900 of the principal balance for 8,900,000 shares.

At September 30, 2010, there was a remaining principal balance of $28,600 due under the Convertible Note, which is convertible, at the holder’s option, into a maximum of 28,600,000 shares.

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which is included in the FASB Accounting Standards Codification (“ASC”) Topic 855 Subsequent Events.  ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC.  ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Seasonality

We have not noted a significant seasonal impact in our business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8.FINANCIAL STATEMENTS

Our financial statements as of September 30, 2009 and 2008 and the fiscal years then ended start on page 37.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 24, 2010 (the "Resignation Date"), HPC POS SYSTEM, CORP. (the "Registrant") received a Resignation Letter from Li & Company, PC (“Li”), its independent registered public accounting firm, alleging, in part, that “as a result of unpaid back fees due Li & Company by us, Li & Company is not currently independent and therefore was not in a position to provide any further audit services.”

On August 25, 2010 (the "Engagement Date"), our Board of Directors approved the appointment of Silberstein Ungar, PLLC (“SU”), an independent registered public accounting firm which is registered with, and governed by the rules of, the Public Company Accounting Oversight Board, as the Registrant's independent registered public accounting firm. During our two most recent fiscal years, the subsequent interim periods thereto, and through the Engagement Date, neither us nor anyone on our behalf consulted the Current Accountants regarding either (1) the application of accounting principles to a specified transaction regarding the Company, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (2) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Dismissal of Silberstein Ungar, PLLC

On November 18, 2010, our Board of Directors dismissed Silberstein Ungar, PLLC as our independent registered public accounting firm.

SU did not issue any reports on or commence any audit procedures with respect to our financial statements. During the entire period of SU’s engagement through November 18, 2010, there were no disagreements as defined in Item 304 of Regulation S-K) with SU on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of SU, would have caused it to make reference in connection with any opinion to the subject matter of the disagreement. Further, during our most recent fiscal year and the subsequent interim periods through November 18, 2010, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

Engagement of PMB Helin Donovan, LLP

On November 18, 2010, we appointed PMB Helin Donovan, LLP (“PMB”), an independent registered public accounting firm which is registered with, and governed by the rules of, the Public Company Accounting Oversight Board, as our independent registered public accounting firm. During our two most recent fiscal years, the subsequent interim periods thereto, and through November 18, 2010, neither us nor anyone on our behalf consulted PMB regarding either (1) the application of accounting principles to a specified transaction regarding us, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (2) any matter regarding us that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and

•

that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer (one person) has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).   Based on this assessment, management has determined that the Company's internal control over financial reporting contained certain significant weaknesses as of September 30, 2009 because of the Company’s lack of resources and the lack of financial and record-keeping experience and knowledge of officers as of that date. Improvements were implemented subsequent to that date, principally involving the use of outside professionals, which Management believes result in the Company's internal control over financial reporting being effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

Improvements were designed and implemented in the Company’s internal control system subsequent to September 30, 2009 which Management believes result in the Company's internal control over financial reporting becoming effective.

Item 9B OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended September 30, 2009 that would have required disclosure in a report on Form 8-K except for filings related to the (i) merger and issuance of the Convertible Note and (ii) Resignation of Li & Company, PC and the engagement of Silberstein Ungar, PLLC as auditors. These events are described elsewhere in this Annual Report on Form 10-K and were reported in filings on Form 8-K.

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors

Our management consists of:

Name	Age	Title
Melvin W. Coles	64	President, CEO, CFO, principal accounting officer and chairman
Bonnie Coles	59	Secretary
Deborah Colley	59	Treasurer
Ricardo Richardson	41	Vice president

Melvin W. Coles – founded and has been the chief executive officer of Mohan since 1995.

Bonnie Coles - has been Secretary of Mohan since 1999. Since 1999, Ms. Cole has been an Information Specialist/Researcher with the Business Enterprises Division of the Library of Congress located in Washington, D.C.  Her duties include searching for rare books, old newspapers, law documents, motion picture film and historical manuscripts for patrons from around the world. Prior thereto, she worked as a Staff Assistant with the International Monetary Fund in Washington, D.C. from 1999 to present.  Her duties included travel to over 10 countries to participate in economic missions in South America, the West Indies, Europe and the Russian republic. Ms. Coles, who devotes part-time to us as needed, graduated from George Washington University with a Master’s Degree in

Education.

Deborah Colley – has been Treasurer of Mohan since 2005. She has been employed by the Federal government since 1984, and her career includes working at the 29th Area Support Group/21st Support Command in Kaiserslautern, Germany as the Director of Equal Employment Opportunity and Federal Women’s Program Manager and Executive Aide to the Commanding General of the North Atlantic Regional Medical Command and Walter Reed Army Medical Center, headquartered in Washington, DC.  Ms. Colley, who devotes part-time to us as needed, holds a Master’s Degree in Human Development from George Washington University.

Ms. Coles and Ms. Colley are sisters of Mr. Coles.

Ricardo Richardson - became a vice president of Mohan in 2009. From 2000 to 2005, Mr. Richardson has served as Chief Executive Officer of Verias Consulting, LLC, a privately held consulting firm located in Indianapolis, Indiana. From 2005 to 2008, Mr. Richardson was president of Continental Basketball Association (CBA) Properties in Albany, NY. Since 2007, he has been an executive at Laufer Bridge Enterprises, Inc., a public company located in Georgia.  Mr. Richardson is a graduate of St. John’s University.

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. No officer or director has any prior history with a blank check company.

Possible Potential Conflicts

We were delisted from the OTCBB because of delinquent public filings. We do not know whether we will be successful in having our listing being accepted by FINRA for inclusion on the OTCBB when and if we become current in all public filings. If our shares are approved to be quoted on the OTCBB in the future, it does not have any director independence requirements.

No member of management is or will be required by us to work on a full time basis, although our president currently devotes fulltime to us. Accordingly, certain conflicts of interest may arise between us and our officer in that he may have other business interests in the future to which he devotes his attentions, and he may be expected to continue to do so although management time must also be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through his exercise of such judgment as is consistent with his understanding of his fiduciary duties to us.

Currently we have four officers and one director (who is also our President) and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  Our director’s term of office expires on September 30, 2011. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, our director receives no compensation for his role as director but may receive compensation for his role as officer.

If we have an even number of directors, tie votes on issues will be resolved in favor of the chairman’s vote.

Code of Business Conduct and Ethics

In September 2010 we adopted a Code of Ethics and Business Conduct which is applicable to our future employees and which also includes a Code of Ethics for our chief executive and principal financial officers and any persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

•

honest and ethical conduct,

•

full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

•

compliance with applicable laws, rules and regulations,

•

the prompt reporting violation of the code, and

•

accountability for adherence to the code.

A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as Exhibit 14.1 to this Annual Report on Form 10-K.

Involvement in Certain Legal Proceedings

During the past five years, no present director, executive officer or person nominated to become a director or an executive officer of HPC/Mohan:

1.

had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he/she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he/she was an executive officer at or within two years before the time of such filing;

2.

was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him/her from or otherwise limiting his/her involvement in any of the following activities:

i.

acting as a futures commission merchant, introducing broker, commodity trading advisor commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

engaging in any type of business practice; or

iii.

engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

4.

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or

5.

was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

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

ITEM 11 EXECUTIVE COMPENSATION

None of our employees are subject to a written employment agreement nor has any officer received a fixed cash salary since our founding.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended September 30, 2009 and 2008. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	FiscalYear	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Melvin W. Coles	2009	-0-	-0-	$ 202,902	-0-	-0-	-0-	-0-
CEO and CFO	2008	-0-	-0-	$ 244,972	-0-	-0-	-0-	-0-

Mr. Coles does not receive a formal salary. His compensation consists principally of the Company paying expenses and obligations on his behalf. These payments include reimbursement for amounts spent or incurred by Mr. Coles on our behalf, including for the purchase of inventory in 2009. The amount and timing of payments are linked to the Company's cash position. No written arrangement exists.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at September 30, 2009.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of September 30, 2010, we had 174,350,000 shares of common stock outstanding which are held by 45 shareholders. The following table sets forth information known to us regarding beneficial ownership of our common stock as of September 30, 2009 by:

•

each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

•

each of our directors, and

•

all of our officers and directors as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over the shares.

Name and Address of Beneficial Owner (a)	Number of Shares Beneficially Owned (b)	Percent of Class
Melvin Coles	120,000,000	68.82%
Bonnie Coles	-0-	-0-
Deborah Colley	-0-	-0-
Gary B. Wolff (c)	16,550,000	9.49%
JW Financial, LLC (d)	12,650,000	7.26%
Mordechai Guttman	9,300,000	5.33%
Ricardo Richardson	7,500,000	4.30%
Officers and Directors as a group ( 4 members)	127,500,000	73.12%
(a) The address for each person is 301 New York Avenue NE, Washington, DC 20002.

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

(c) Mr. Wolff holds a Convertible Note with a remaining principal balance of $28,600 that is convertible, at his option, into up to 28,600,000 shares. These shares issuable upon conversion are not included in the totals shown in the table.

(d) JW Financial, LLC is controlled by J. Scott Watkins. Neither JW Financial, LLC nor Mr. Watkins is a broker-dealer or an affiliate of a broker-dealer.

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

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Mohan incurred $50,000 of legal costs as part of the reverse merger/recapitalization transaction with HPC. HPC owed Gary B. Wolff, our outside counsel, $50,000 under a Convertible Promissory Note which bears interest at the rate of 2% per annum. Following negotiation between all parties, it was agreed for the note to be assigned to Mohan in satisfaction of its liability for legal services. The $50,000 legal expense is included operating expenses during the fiscal year ended September 30, 2009.

On November 5, 2009, the holder of the Convertible Note assigned $12,500 of the principal balance to JW Financial LLC which converted that entire amount for 12,500,000 shares. On November 10, 2009, the holder of the Convertible Note converted $8,900 of the principal balance for 8,900,000 shares.

At September 30, 2010, there was a remaining principal balance of $28,600 due under the Convertible Note, which is convertible, at the holder’s option, into a maximum of 28,600,000 shares.

In November 2007, HPC, prior to the reverse merger with Mohan, sold 700,000 shares of HPC’s common stock in a private placement at $.001 per share to 39 individuals. Of the 700,000 shares sold in November 2007, 30,000 (4.2%) shares were sold to a now former director and 300,000 (42.9%) shares were sold to our outside counsel, Mr. Wolff.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not have an independent director as of September 30, 2010.

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided in connection with statutory and regulatory filings. Fees incurred are $750 for each quarterly review associated with our Form 10-Q filings and $7,500 for the annual audit of the Company’s financial statements included as part of our Form 10-K filing.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2009 and 2008.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal year ended September 30, 2009.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

Exhibits

14.1

Code of Business Conduct and Ethics

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Executive Officer

b.

Financial Statement Schedules

None

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Melvin W. Coles

By: Melvin W. Coles

Title: President and Chief Executive Officer

Date: February 17, 2011

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

HPC POS System, Corp.

Washington, D.C.

We have audited the accompanying balance sheets of HPC POS System, Corp. as of September 30, 2009 and 2008 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HPC POS System, Corp. as of September 30, 2009 and 2008 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/S/ PMB Helin Donovan, LLP

PMB Helin Donovan, LLP

www.pmbhd.com

February 16, 2011

HPC POS SYSTEM, CORP.

Balance Sheets

September 30, 2009 and 2008

	2009	2008
ASSETS
CURRENT ASSETS:
Cash	$-	$71,432

OTHER ASSETS – net of reserve of $53,600 in 2009	-	20,000
TOTAL ASSETS	$-	$91,432

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Convertible note payable	$50,000	$-
Bank overdraft	4,510
Advance payments received	89,250	-
Total Current Liabilities	143,760	-

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock: $0.001 par value; authorized, 1,000,000 shares; no shares issued or outstanding	-	-
Common stock: $0.001 par value; authorized 250,000,000 shares; 152,950,000 and 142,950,000, respectively, shares issued and outstanding	152,950	142,950
Additional paid-in capital	(118,084)	(142,950)
Retained earnings (deficit)	(178,626)	91,432
Total stockholders’ equity (deficit)	(143,760)	91,432

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$91,432

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

Statements of Operations

For the Fiscal Years Ended September 30, 2009 and 2008

	2009	2008

Sales	$448,128	$923,188
Cost of sales	270,221	556,682
Gross profit	177,907	366,506

Operating expenses	106,597	36,093
Legal expenses	50,000	-
Compensation	202,902	244,973
Impairment of water filtration equipment	53,600	-
Total	413,099	281,066

Net income (loss)	$(235,192)	$85,440

Pro Forma:
Income (loss)	$(235,192)	$85,440
Pro forma income tax	-	(29,050)
Pro forma net income (loss)	$(235,192)	$56,390

Basic and diluted income (loss) per share	$(0.00)	$0.00

Weighted average number of common shares outstanding	144,429,452	142,950,000

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

Statement of Stockholders’ Equity (Deficit)

For the Two Fiscal Years Ended September 30, 2009

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Deficit

Balance, October 1, 2007, after giving retroactive effect to the reverse merger	142,950,000	$142,950	$(142,950)	$5,992	$5,992

Net income	-	-	-	85,440	85,440

Balance, September 30, 2008	142,950,000	142,950	(142,950)	91,432	91,432

Equity of HPC POS System, Corp. at time of recapitalization	10,000,000	10,000	(10,000)	-	-
Reclassify Mohan accumulated earnings during period when it was an S corp.	-	-	34,866	(34,866)	-
Net loss	-	-	-	(235,192)	(235,192)

Balance, September 30, 2009	152,950,000	$152,950	$(118,084)	$(178,626)	$(143,760)

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

Statements of Cash Flows

 For the Fiscal Years Ended September 30, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(235,192)	$85,440
Impairment of water filtration equipment	53,600
Note payable assumed to satisfy legal expenses	50,000	-
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase in advance payments received	89,250	-
Net Cash Provided by (Used in) Operating Activities	(42,342)	85,440

CASH FLOWS FROM INVESTING ACTIVITIES - Purchase of water filtration equipment	(33,600)	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES – Bank overdraft	4,510	-

NET CHANGE IN CASH	(71,432)	65,440

CASH AT BEGINNING OF YEAR	71,432	5,992
CASH AT END OF YEAR	$-	$71,432

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL NONCASH TRANSACTION:
Issuance of common stock in connection with exercise of Convertible Note	$21,400	$-

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

HPC POS System, Corp. (“HPC” or the “Company”) was founded as a New Jersey corporation on June 27, 1996 and became a corporation in the State of Nevada on June 15, 2007. On August 7, 2009, HPC entered into a Share Exchange Agreement (the “Agreement”) among the Company and certain of its shareholders, House of Mohan Corporation (“Mohan”), a Delaware Corporation, and the shareholders of Mohan (the “Mohan Shareholders”).  Pursuant to the terms of the Agreement, the Company agreed to issue to the Mohan Shareholders an aggregate of 142,950,000 restricted shares of its common stock in exchange for all of the issued and outstanding shares of Mohan.  The closing of the Agreement was subject to the fulfillment of certain conditions, including, but not limited to the receipt of all requisite consents, waivers and approvals by the Company and Mohan. The transaction closed August 7, 2009.

Effective at the completion of the merger, the Company assigned and transferred to Mordechai Guttman, former President and principal stockholder of HPC, all of HPC’s rights, title and interest in and to HPC’s operating assets in exchange for which Mr. Guttman assumed HPC’s operating liabilities as defined in such Agreement. At that time, all of the Company’s operations consisted entirely of the operations of Mohan.

The merger was accounted for as a reverse acquisition and recapitalization of Mohan. Mohan is the acquirer for accounting and financial reporting purposes, and HPC is the issuer. Accordingly, Mohan's historical financial statements for periods prior to the acquisition become those of the acquirer retroactively restated for the equivalent number of shares issued in the merger. Operations reported prior to the merger date are solely those of Mohan. No HPC operating results from prior to the merger date are included. Earnings per share for the periods prior to the merger are retroactively restated to reflect the equivalent number of shares outstanding.

Mohan imports and distributes incense. Its products are acquired from India. All transactions between the Company and vendors in India are denominated in United States dollars.

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

b.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

c.     Impairment of Long-lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets.  The Company’s long-lived assets, which include security deposits, goodwill and furniture and fixtures, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that its water filtration equipment with a cost of $53,600 was impaired during the fiscal year ended September 30, 2009 when Management decided to no longer seek being in the water filtration business and established a reserve against the entire balance.

d.     Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2009 and 2008.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2009 or 2008.

e.   Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

An allowance for doubtful accounts is applied to accounts receivable based upon historical experience. No allowance was considered necessary or provided as of September 30, 2009 because the Company had no accounts receivable at that date.

f.  Income Taxes

Mohan had elected to be an S corporation for Federal income tax purposes from inception until following the completion of the merger with HPC on August 7, 2009. Under the tax rules for S corporations, principals are taxed separately on their distributive share of the corporation’s taxable income whether or not that income is actually distributed.

The unaudited pro forma net operating results set forth in the accompanying Statements of Operations presents the pro forma effects on historical net income adjusted for a pro forma provision for income taxes. The pro forma provision for income taxes has been determined assuming that Mohan had been taxed as a C corporation for federal and state income tax purposes.

Mohan ceased being an S corporation following the completion of its merger with HPC on August 7, 2009. The Company now accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”).  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

g.  Basic and Diluted Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Shares issuable under an outstanding convertible note (see Note 4) were not included in the calculation of earnings per share because they would have been antidilutive.

h. Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company evaluates subsequent events from the date of the balance sheet through the date when the financial statements are issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them with the SEC on the EDGAR system.

i.  Recently Issued Accounting Standards

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which is included in the FASB Accounting Standards Codification (the “ASC”) Topic 855 Subsequent Events.  ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC.  ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2009, the Company has limited financial resources, has not established a source of equity financing, has negative working capital and a stockholders’ deficit. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The Company had very limited sales during the nine months ended June 30, 2010 because it could not finance purchases of inventory. However, the Company negotiated distribution agreements with wholesale distributors and, in June 2010, obtained a line of credit to purchase inventory. The line of credit is set forth in a $1,500,000 Revolving Loan and Security Agreement from Ashford Finance, LLC. The two-year agreement provides financing arrangements solely for the purchase of inventory. Its principal terms include:

•

Interest due on loans under the agreement is equal to three percentage points above the prevailing prime lending rate, as defined, except that interest on loans will never be less than 5.5% per annum.

•

An account management fee is charged equal to 3.25% per month of the face amount of each letter of credit or other financing issued to a Mohan vendor.

•

Loans can be called on demand but, in any event, must be paid immediately upon receipt of proceeds from a customer to which financed inventory was shipped.

•

Mohan has pledged substantially all of its tangible and intangible assets as collateral.

•

Liabilities under the Revolving Loan and Security Agreement are guaranteed by Melvin Coles.

•

The Company cannot issue new shares of common stock except to existing shareholders.

•

The Company must pay the cost of insurance premiums covering balances outstanding to protect the lender against defaults.

Upon executing the Revolving Loan and Security Agreement, the Company started working with its distributors to obtain orders and plan deliveries. It received four purchase orders (for $414,350, $277,500, $276,500 and $277,500) from Price Master Corporation. The Company delivered the $414,350 purchase order in September 2010. The advance payments liability of $89,250 at September 30, 2009 was fully realized with the delivery of shipments under the $414,350 purchase order.

The Company hopes that these agreements will result in increased revenues and profits. However, it may need a source of capital or additional credit in order to finance the additional inventory levels needed to take advantage of the distribution agreements. However, the Company cannot predict the likelihood of it being successful in its efforts.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

Mohan incurred $50,000 of legal costs as part of the reverse merger/recapitalization transaction with HPC. HPC owed Gary B. Wolff, its outside counsel, $50,000 under a Convertible Promissory Note which bears interest at the rate of 2% per annum and is convertible at the rate of $.001 per share. Following negotiation between all parties, it was agreed for the note to be assigned to Mohan in satisfaction of its liability for legal services. The $50,000 legal expense is included operating expenses during the fiscal year ended September 30, 2009.

On November 5, 2009, the holder of the Convertible Note assigned $12,500 of the principal balance to JW Financial LLC which converted that entire amount for 12,500,000 shares. On November 10, 2009, the holder of the Convertible Note converted $8,900 of the principal balance for 8,900,000 shares.

At February 8, 2011, there was a remaining principal balance of $28,600 due under the Convertible Note, which is convertible, at the holder’s option, into up to 28,600,000 shares.

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 250,000,000 shares of common stock and 1,000,000 shares of preferred stock.

Pursuant to the terms of the Agreement described in Note 1, HPC agreed to issue an aggregate of 142,950,000 restricted shares of HPC's common stock to the Mohan Shareholders in exchange for all of the issued and outstanding shares of Mohan.

At September 30, 2009, there were 152,950,000 shares of common stock outstanding. After the issuance of shares described in Note 4, there were 174,350,000 shares of common stock outstanding.

Mohan, the acquirer for financial reporting purposes, had elected to be an S corporation for Federal income tax purposes from its inception until following the completion of its merger with HPC. In accordance with Topic 4B of the Staff Accounting Bulletins issued by the Securities and Exchange Commission all of Mohan’s undistributed earnings and losses that occurred during the period in which it was an S corporation have been reclassified to additional paid-in capital.

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

NOTE 6 – CONCENTRATION OF RISK

The wholesale distribution contract with Price Master Corporation, which was executed in September 2008, accounted for more than 95% of Mohan's incense sales for the fiscal year ended September 30, 2009 and is likely to account for a significant portion of our sales in the foreseeable future.

All purchases of incense are made from a single supplier in India.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of September 30, 2009 through February 8, 2011, the date these financial statements were issued. The Management of the Company determined that there were reportable subsequent events involving the issuance of shares described in Note 4 and the execution of a financing agreement described in Note 3.