Form 10-Q
period 2009-12-31
HPC POS SYSTEM, CORP.
filed 2011-02-22
CIK 1426808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

      . TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

HPC POS SYSTEM, CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	333-149188	26-0857573
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS Employer Identification Number)

6409 Lake Meadow Drive, Burke, VA 22015

(Address of principal executive office)

(703) 283-9736

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes   X  . No      .

*All 10Ks and 10Qs for the periods September 30, 2009 through September 30 2010 have been filed delinquently.

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes      . No   X  .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 174,350,000 shares of Common Stock, as of January 31, 2011.

HPC POS SYSTEM, CORP.

FORM 10-Q

DECEMBER 31, 2009

PART I - FINANCIAL INFORMATION

Item 1.  Financial statements

HPC POS SYSTEM, CORP.

Balance Sheets

December 31, 2009 and September 30, 2009

	December 31, 2009 (unaudited)	September 30, 2009
ASSETS
CURRENT ASSETS:
Cash	$441	$-
Accounts receivable	-	-
Total	441	-

OTHER ASSETS – net of reserve of $53,600 in both periods	-	-
TOTAL ASSETS	$441	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Convertible note payable	$28,600	$50,000
Bank overdraft	-	4,510
Loan payable to President	1,162	-
Advance payments received	89,250	89,250
Total Current Liabilities	119,012	143,760

STOCKHOLDERS' (DEFICIT):
Preferred stock: $0.001 par value; authorized, 1,000,000 shares; no shares issued or outstanding	-	-
Common stock: $0.001 par value; authorized 250,000,000 shares; 174,350,000 and 152,950,000, respectively, shares issued and outstanding	174,350	152,950
Additional paid-in capital	(118,084)	(118,084)
Accumulated deficit	(174,837)	(178,626)
Total stockholders’ deficit	(118,571)	(143,760)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$441	$-

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

Statements of Operations

For the Three Months Ended December 31, 2009 and 2008

(Unaudited)

	2009	2008

Sales	$-	$103,630
Cost of sales	-	62,489
Gross profit	-	41,141

Expenses:
Operating	337	26,675
Compensation	1,403	39,737
Other - net	(5,529)	-
Total	(3,789)	66,412

Net income (loss)	$3,789	$(25,271)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	165,042,391	142,950,000

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

Statements of Cash Flows

 For the Three Months Ended December 31, 2009 and 2008

(Unaudited)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$3,789	$(25,271)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in advance payments received	-	-
Net Cash Used in Operating Activities	3,789	(25,271)

CASH FLOWS FROM INVESTING ACTIVITIES Purchase of water filtration equipment	-	(33,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from President	1,162	-
Bank overdraft	(4,510)	-
	(3,348)	-

NET CHANGE IN CASH	441	(58,871)

CASH AT BEGINNING OF PERIOD	-	71,432
CASH AT END OF PERIOD	$441	$12,561

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
SUPPLEMENTAL NONCASH TRANSACTION:
Issuance of common stock in connection with exercise of Convertible Note	$21,400	$-

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION

HPC POS System, Corp. (“HPC” and the “Company”) was founded as a New Jersey corporation on June 27, 1996 and became a corporation in the State of Nevada on June 15, 2007. On August 7, 2009, HPC entered into a Share Exchange Agreement (the “Agreement”) among the Company and certain of its shareholders, House of Mohan Corporation (“Mohan”), a Delaware Corporation, and the shareholders of Mohan (the “Mohan Shareholders”).  Pursuant to the terms of the Agreement, the Company agreed to issue to the Mohan Shareholders an aggregate of 142,950,000 restricted shares of its common stock in exchange for all of the issued and outstanding shares of Mohan.  The closing of the Agreement was subject to the fulfillment of certain conditions, including, but not limited to the receipt of all requisite consents, waivers and approvals by the Company and Mohan. The transaction closed August 7, 2009.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“U.S.    GAAP”) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended December 31, 2009 are not necessarily indicative of the results to be expected for the entire year ending September 30, 2010 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the financial statements of the Company for the year ended September 30, 2009 and notes thereto included in the Company’s  annual report on Form 10-K.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2009 and December 31, 2009.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended December 31, 2009.

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

An allowance for doubtful accounts is applied to accounts receivable based upon historical experience. No allowance was considered necessary or provided as of December 31, 2009 because the Company had no accounts receivable at that date.

f.  Income Taxes

Mohan had elected to be an S corporation for Federal income tax purposes from inception until following the completion of the merger with HPC. Under the tax rules for S corporations, principals are taxed separately on their distributive share of the corporation’s taxable income whether or not that income is actually distributed.

Mohan ceased being an S corporation following the completion of its merger with HPC. The Company now accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

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

g.  Basic and Diluted Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Shares issuable under an outstanding convertible note (see Note 4 were not included in the calculation of earnings per share because they would not have been dilutive.

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

NOTE 4 – GOING CONCERN AND RECENT DEVELOPMENTS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2009, the Company has limited financial resources, has not established a source of equity financing, has negative working capital and a stockholders’ deficit. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The Company had sales of approximately $46,000 during the nine months ended June 30, 2010 because it could not finance purchases of inventory. However, the Company negotiated distribution agreements with wholesale distributors and, in June 2010, obtained a line of credit to purchase inventory.

Upon executing the Revolving Loan and Security Agreement, the Company started working with its distributors to obtain orders and plan deliveries. It received four purchase orders (for $414,350, $277,500, $276,500 and $277,500) from Price Master Corporation. The Company delivered the $414,350 purchase order in September 2010. The advance payments liability of $89,250 at September 30, 2009 was fully amortized with the delivery of shipments under the $414,350 purchase order.

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

NOTE 5 - REVOLVING LOAN AND SECURITY AGREEMENT

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

•

The Company must pay the cost of insurance premiums covering balances outstanding to protect the lender against defaults and incurs numerous other fees.

At September 30, 2010, there was $229,026 outstanding under the line of credit, which was paid in full on October 12, 2010 from the proceeds of a sale delivered in September 2010.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

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

NOTE 7 – LOAN DUE TO THE COMPANY PRESIDENT

Before receiving the Revolving Credit Agreement described in Note 5, much of the Company’s fiscal 2010 operations were financed through noninterest-bearing loans from its President. At December 31, 2009, the amount owed under these loans was $1,162.

NOTE 8 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 250,000,000 shares of common stock and 1,000,000 shares of preferred stock.

Pursuant to the terms of the Agreement described in Note 1, HPC agreed to issue an aggregate of 142,950,000 restricted shares of HPC's common stock to the Mohan Shareholders in exchange for all of the issued and outstanding shares of Mohan.

At February 8, 2011, there were 174,350,000 shares of common stock outstanding.

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

NOTE 9 – CONCENTRATION OF RISK

The wholesale distribution contract with Price Master Corporation accounted for more than 95% of Mohan's incense sales for the fiscal period ended December 31, 2008 and is likely to account for a significant portion of our sales in the foreseeable future. The Advance Payments of $89,250 as of December 31, 2009 were received from Price Master Corporation.

All purchases of incense are made from a single supplier in India.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of December 31, 2009 through February 8, 2011, the date these financial statements were issued. The Company has disclosed all subsequent events believed to be material in the applicable footnotes above.

Item 2. NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements.  Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

•

our future operating results;

•

our business prospects;

•

any contractual arrangements and relationships with third parties;

•

the dependence of our future success on the general economy;

•

any possible financings; and

•

the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.   Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of filing of this Form 10-Q.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.   The forward-looking statements included herein are only made as of the date of filing of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Operations for the three months ended December 31, 2009 and 2008

Our operations were as follows:

	2009	2008

Sales	$-	$103,630
Cost of sales	-	62,489
Gross profit	-	41,141
Expenses:
Operating	337	26,675
Compensation	1,403	39,737
Other - net	(5,529)	-
Total	(3,789)	66,412

Net income (loss)	$3,789	$(25,271)

Mohan’s revenues were severely impacted throughout the fiscal year ended September 30, 2009 because, as a generally discretionary purchase, demand for its products was hurt badly by the recession in the United States. In addition, Mohan was adapting to dealing principally with Price Master Corporation as its principal distributor, and Mohan's tight cash position limited its ability to import inventory products on a timely basis. Its vendors insist on being paid in full upon shipment of product. As a result there were severe inventory shortages in the last quarter of the fiscal year.

Mohan was unable to obtain financing for the purchase of inventory during the nine months ended June 30, 2010. As a result, total sales for that period were limited to $46,000, including no sales during the three months ended December 31, 2009. Upon signing a Revolving Credit Agreement, Mohan was able to finance the purchase of inventory which permitted it to make a shipment to Price Master Corporation at the end of September 2010. This sale was for $414,000. The cost of the sale was $234,000. Mohan incurred additional freight, insurance, customs and finance fees of $43,776 on the transaction. The sale permitted Mohan to fully amortize an advance payment of $89,250 received from Price Master Corporation during fiscal 2009 and fully repay all amounts due under the Revolving Credit Agreement.

During the two fiscal years ended September 30, 2009, Mohan devoted time and resources investigating the water filtration industry. It has decided not to pursue that product line or industry further. Everything relating to the investigation has been written off except two large pieces of equipment which management believes can be sold without incurring a loss.

All compensation was received by Mr. Coles, President. Mr. Coles does not receive a fixed salary. His compensation consists principally of the Company paying expenses and obligations on his behalf. These payments include reimbursement for amounts spent or incurred by Mr. Coles on our behalf. The amount and timing of payments are linked to the Company's cash position. No written arrangement exists.

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

At September 30, 2009, we established a reserve for $53,600 against the full carrying cost of water filtration equipment purchased in 2009 and 2008. We were considering entering the water filtration business but, because of economic factors, decided not to pursue that area.

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

•

The Company must pay the cost of insurance premiums covering balances outstanding to protect the lender against defaults and incurs numerous other fees.

At September 30, 2010, there was $229,026 outstanding under the line of credit, which was paid in full on October 12, 2010 from the proceeds of a sale delivered in September 2010.

Upon executing the Revolving Loan and Security Agreement, we started working with our distributors to plan deliveries. During the summer of 2010, we received four purchase orders (for $414,350, $277,500, $276,500 and $277,500) from Price Master Corporation. We delivered the $414,350 purchase order in September 2010.

Before receiving the Revolving Credit Agreement, much of our operations were financed through noninterest-bearing loans from our President. At September 30, 2010, the amount owed under these loans was $49,032.

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

Mohan incurred $50,000 of legal costs as part of the reverse merger/recapitalization transaction with HPC. HPC owed Gary B. Wolff, our outside counsel, $50,o00 under a Convertible Promissory Note (the “Note”) which bears interest at the rate of 2% per annum. Following negotiation between all parties, it was agreed for the note to be assigned to Mohan in satisfaction of its liability for legal services. The $50,000 legal expense is included operating expenses during the fiscal year ended September 30, 2009.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.  Note 3 to the financial statements includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

We have not noted a significant seasonal impact in our business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Controls over Financial Reporting

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

As of December 31, 2009, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over financial reporting contained certain significant weaknesses as of December 31, 2009 because of the Company’s lack of resources and the lack of financial and record-keeping experience and knowledge of officers as of that date. Improvements were implemented which Management believes result in the Company's internal control over financial reporting being effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. RISK FACTORS

You should be aware that there are various risks to an investment in our common stock. You should carefully consider these risk factors, together with all of the other information included in this Report, before you decide to invest in shares of our common stock.

If any of the following risks develop into actual events, then our business, financial condition, results of operations and/or prospects could be materially adversely affected. If that happens, the market price of our common stock, if any, could decline, and investors may lose all or part of their investment.

Risks Related to the Business

The auditors’ report on our fiscal 2009 financial statements contains an explanatory paragraph emphasizing that there is significant uncertainty about our ability to continue as a going concern which may make it more difficult for us to raise capital or other financing.

HPC had negative working capital and a net stockholders’ deficit at December 31, 2009. Our independent registered auditors indicated that there is significant uncertainty about our ability to continue as a going concern in an explanatory paragraph to their report on our financial statements for the fiscal year ended September 30, 2009 which may make it more difficult and expensive for us to raise capital.

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

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (200,000,000) but unissued (75,650,000) common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our Company.

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

Provisions of our Articles of Incorporation and Bylaws may delay or prevent a take-over that may not be in the best interests of our stockholders.

Provisions of our Articles of Incorporation and Bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt.

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

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

No shares were sold. 21,400,000 shares were issued upon the conversion of a portion of a Convertible Note Payable.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None

Item 6.  Exhibits and Reports of Form 8-K

(a)

Exhibits

31.1  Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1  Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPC POS System. Corp.
(Registrant)

/s/ Melvin W. Coles
Melvin W. Coles
Title: President and Chief Financial Officer

February 17, 2011