Form 10-Q
period 2010-03-31
HPC POS SYSTEM, CORP.
filed 2011-02-22
CIK 1426808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

HPC POS SYSTEM, CORP.

FORM 10-Q

MARCH 31, 2010

PART I - FINANCIAL INFORMATION

Item 1.  Financial statements

HPC POS SYSTEM, CORP.

Balance Sheets

March 31, 2010 and September 30, 2009

	March 31, 2010 (unaudited)	September 30, 2009
ASSETS
CURRENT ASSETS:
Cash	$13	$-
Accounts receivable	-	-
Total	13	-

OTHER ASSETS – net of reserve of $53,600 in 2010 and 2009	-	-
TOTAL ASSETS	$13	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Convertible note payable	$28,600	$50,000
Bank overdraft	-	4,510
Loan payable to President	18,721	-
Advance payments received	89,250	89,250
Total Current Liabilities	136,571	143,760

STOCKHOLDERS' (DEFICIT):
Preferred stock: $0.001 par value; authorized, 1,000,000 shares; no shares issued or outstanding	-	-
Common stock: $0.001 par value; authorized 250,000,000 shares; 174,350,000 and 152,950,000, respectively, shares issued and outstanding	174,350	152,950
Additional paid-in capital	(118,084)	(118,084)
Accumulated deficit	(192,824)	(178,626)
Total stockholders’ deficit	(136,558)	(143,760)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13	$-

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

Statements of Operations

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

	2010	2009

Sales	$46,101	$266,673
Cost of sales	27,799	160,804
Gross profit	18,302	105,869

Expenses:
Operating	3,351	-
Compensation	32,938	42,979

Total	36.289	42,979

Net income (loss)	$(17,987)	$62,890

Basic and diluted income (loss) per share	$(0.00)	$0.00

Weighted average number of common shares outstanding	174,350,000	142,950,000

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

Statements of Operations

For the Six Months Ended March 31, 2010 and 2009

(Unaudited)

	2010	2009

Sales	$46,101	$370,303
Cost of sales	27,799	223,293
Gross profit	18,302	147,010

Expenses:
Operating	94	-
Compensation	32,406	109,391

Total	32,500	109,391

Net income (loss)	$(14,198)	$37,619

Basic and diluted income (loss) per share	$(0.00)	$0.00

Weighted average number of common shares outstanding	169,422,527	142,950,000

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

Statements of Cash Flows

 For the Six Months Ended March 31, 2010 and 2009

(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,198)	$37,619
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in advance payments received	-	27,750
Net Cash Provided by (Used in) Operating Activities	(14,198)	65,369

CASH FLOWS FROM INVESTING ACTIVITIES - Purchase of water filtration equipment	-	(33,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from President	18,721	-
Bank overdraft	(4,510)	-
	14,211	-

NET CHANGE IN CASH	13	31,769

CASH AT BEGINNING OF PERIOD	-	71,432
CASH AT END OF PERIOD	$13	$103,201

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
SUPPLEMENTAL NONCASH TRANSACTION:
Issuance of common stock in connection with exercise of Convertible Note	$21,400	$-

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

In the opinion of management, these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire year ending September 30, 2010 or for any future period.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2009 and March 31, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended March 31, 2010.

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

An allowance for doubtful accounts is applied to accounts receivable based upon historical experience. No allowance was considered necessary or provided as of March 31, 2010 because the Company had no accounts receivable at that date.

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

NOTE 4 – GOING CONCERN AND RECENT DEVELOPMENTS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2010, the Company has limited financial resources, has not established a source of equity financing, has negative working capital and a stockholders’ deficit. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

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

At September 30, 2010, there was a remaining principal balance of $28,600 due under the Convertible Note, which is convertible, at the holder’s option, in up to 28,600,000 shares.

NOTE 7 – LOAN DUE TO THE COMPANY PRESIDENT

Before receiving the Revolving Credit Agreement described in Note 5, much of the Company’s fiscal 2010 operations were financed through noninterest-bearing loans from its President. At March 31, 2010, the amount owed under these loans was $18,721.

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

NOTE 9 – CONCENTRATION OF RISK

The wholesale distribution contract with Price Master Corporation accounted for more than 95% of Mohan's incense sales for the fiscal period ended March 31, 2009 and is likely to account for a significant portion of our sales in the foreseeable future. The Advance Payments of $89,250 as of December 31, 2009 were received from Price Master Corporation.

All purchases of incense are made from a single supplier in India.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of March 31, 2010 through February 8, 2011, the date these financial statements were issued. The Company has disclosed all subsequent events believed to be material in the applicable footnotes above.

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

Operations for the six months ended March 31, 2010 and 2009

Our operations were as follows:

	2010	2009

Sales	$46,101	$370,303
Cost of sales	27,799	223,293
Gross profit	18,302	147,010

Expenses:
Operating	94	-
Compensation	32,406	109,391

Total	32,500	109,391

Net income (loss)	$(14,198)	$37,619

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

.

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

As of March 31, 2010, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management has determined that the Company's internal control over financial reporting contained certain significant weaknesses as of March 31, 2010 because of the Company’s lack of resources and the lack of financial and record-keeping experience and knowledge of officers as of that date. Improvements were implemented subsequent to that date, which Management believes result in the Company's internal control over financial reporting becoming effective.

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

HPC had negative working capital and a net stockholders’ deficit at March 31, 2010. Our independent registered auditors indicated that there is significant uncertainty about our ability to continue as a going concern in an explanatory paragraph to their report on our financial statements for the fiscal year ended September 30, 2009 which may make it more difficult and expensive for us to raise capital.

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