Form 10-K
period 2010-09-30
HPC POS SYSTEM, CORP.
filed 2011-02-22
CIK 1426808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

   X  .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

(*Delinquent in filing its Annual Report on 2009 Form 10-K and all subsequent quarterly and annual filings)

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

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the outstanding shares held by non-affiliates, based upon the book value as of September 30, 2010, is $-0-.

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

Item 1.

BUSINESS

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

Distribution Agreements

Our problems obtaining financing for inventory purchases slowed down the implementation of our distribution agreements. Upon executing the Revolving Loan and Security Agreement, we started working with our distributors to obtain orders and plan deliveries. During the summer of 2010, we received four purchase orders (for $414,350, $277,500, $276,500 and $277,500) from Price Master Corporation. We delivered the $414,350 purchase order in September 2010 and used the proceeds to repay all amounts due under the Revolving Credit Agreement.

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

HPC had negative working capital of $62,845 and a net stockholders’ deficit of $62,845 at September 30, 2010. Our independent registered auditors indicated that there is significant uncertainty about our ability to continue as a going concern in an explanatory paragraph to their report on our financial statements for the fiscal year ended September 30, 2010 which may make it more difficult and expensive for us to raise capital.

If we are unable to generate sufficient revenue or obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may have to substantially curtail or terminate our operations.

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

PROPERTIES

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

(REMOVED AND RESERVED)

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

The Company has never repurchased any of its equity securities.

Item 6

SELECTED FINANCIAL DATA

Balance Sheet Data:	September 30,
	2010	2009
Current assets	$276,000	$-0-

Current liabilities	$338,845	$143,760

Stockholders’ (deficit)	$(62,845)	$(143,760)

Income Data:
	Fiscal Ended September 30, 2010	Fiscal Ended September 30, 2009

Sales	$490,101	$448,128
Gross profit	$194,570	$177,907
Net income (loss)	$59,515	$(235,192)
Weighted average number of shares outstanding – basic and diluted	172,434,932	144,429,452
Net loss per common share – basic and diluted	$0.00	$(0.00)

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

Operations for the fiscal years ended September 30, 2009 and 2008

Our operations were as follows:

	2010	2009

Sales	$490,101	$448,128
Cost of sales	295,531	270,221
Gross profit	194,570	177,907

Operating expenses	30,327	106,597
Legal expenses	-	50,000
Compensation	69,526	202,902
Interest	35,202	-
Impairment of filtration equipment	-	53,600
Total	135,055	413,099

Net income (loss)	$59,515	$(235,192)

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

Mohan was unable to finance the purchase of inventory during the nine months ended June 30, 2010. As a result, total sales for that period were limited to $46,000. Upon signing a Revolving Credit Agreement, Mohan was able to finance the purchase of inventory which permitted it to make a shipment to Price Master Corporation at the end of September 2010. This sale was for $414,000. The cost of the sale was $234,000. Mohan incurred additional freight, insurance, customs and finance fees of $43,776 on the transaction. The sale permitted Mohan to recognize fully an advance payment of $89,250 received from Price Master Corporation during fiscal 2009 and fully repay all amounts due under the Revolving Credit Agreement.

During the two fiscal years ended September 30, 2009, Mohan devoted time and resources investigating the water filtration industry. It has decided not to pursue that product line or industry further. Everything relating to pursuing the water filtration industry has been written off.

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

Item 8.

FINANCIAL STATEMENTS

Our financial statements as of September 30, 2010 and 2009 and the fiscal years then ended start on page 35.

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

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer (one person) has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management has determined that the Company's internal control over financial reporting contained certain significant weaknesses as of September 30, 2010 because of the Company’s lack of resources and the lack of financial and record-keeping experience and knowledge of officers as of that date. Improvements were implemented subsequent to that date, principally involving the use of outside professionals, which Management believes result in the Company's internal control over financial reporting being effective.

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

Changes in Internal Control over Financial Reporting

Improvements were designed and implemented in the Company’s internal control system subsequent to September 30, 2010 which Management believes result in the Company's internal control over financial reporting becoming effective.

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended September 30, 2010 and 2009. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	FiscalYear	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Melvin W. Coles	2010	-0-	-0-	$ 69,526	-0-	-0-	-0-	-0-
CEO and CFO	2009	-0-	-0-	$ 202,902	-0-	-0-	-0-	-0-

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

There are no outstanding equity awards at September 30, 2010.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of September 30, 2010, we had 174,350,000 shares of common stock outstanding which are held by 45 shareholders. The following table sets forth information known to us regarding beneficial ownership of our common stock as of September 30, 2010 by:

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

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Before receiving the Revolving Credit Agreement, much of our fiscal 2010 operations were financed through noninterest-bearing loans from our President. At September 30, 2010, the amount owed under these loans was $49,032.

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

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2010 and 2009.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal year ended September 30, 2010.

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

Title: President and Chief Executive Officer

Date:  February 17, 2011

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

HPC POS System, Corp.

Washington, D.C.

We have audited the accompanying balance sheets of HPC POS System, Corp. as of September 30, 2010 and 2009 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HPC POS System, Corp. as of September 30, 2010 and 2009 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/S/ PMB Helin Donovan, LLP

PMB Helin Donovan, LLP

www.pmbhd.com

February 16, 2011

HPC POS SYSTEM, CORP.

Balance Sheets

September 30, 2010 and 2009

	2010	2009
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Accounts receivable, net	276,000	-
Total	276,000	-

OTHER ASSETS – net of reserve of $53,600 in 2010 and 2009	-	-
TOTAL ASSETS	$276,000	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Convertible note payable	$28,600	$50,000
Commercial financing obligation	229,026	-
Bank overdraft	182	4,510
Loan payable to President	49,032	-
Accrued interest payable	32,005	-
Advance payments received	-	89,250
Total Current Liabilities	338,845	143,760

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.001 par value; authorized, 1,000,000 shares; no shares issued or outstanding	-	-
Common stock: $0.001 par value; authorized 250,000,000 shares; 174,350,000 and 152,950,000, respectively, shares issued and outstanding	174,350	152,950
Additional paid-in capital	(118,084)	(118,084)
Accumulated deficit	(119,111)	(178,626)
Total stockholders’ deficit	(62,845)	(143,760)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$276,000	$-

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

Statements of Operations

For the Fiscal Years Ended September 30, 2010 and 2009

	2010	2009

Sales	$490,101	$448,128
Cost of sales	295,531	270,221
Gross profit	194,570	177,907

Operating expenses	30,327	106,597
Legal expenses	-	50,000
Compensation	69,526	202,902
Interest	35,202	-
Impairment of filtration equipment	-	53,600
Total	135,055	413,099

Net income (loss)	$59,515	$(235,192)

Basic and diluted income (loss) per share	$0.00	$(0.00)

Weighted average number of common shares outstanding	172,434,932	144,429,452

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

Statement of Stockholders’ Equity (Deficit)

For the Two Fiscal Years Ended September 30, 2010

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Deficit

Balance, October 1, 2008	142,950,000	$142,950	$(142,950)	$91,432	$91,432

Equity of HPC POS System, Corp. at time of recapitalization	10,000,000	10,000	(10,000)	-	-
Reclassify Mohan accumulated earnings during period when it was an S corp.	-	-	34,866	(34,866)	-
Net loss	-	-	-	(235,192)	(235,192)

Balance, September 30, 2009	152,950,000	152,950	(118,084)	(178,626)	(143,760)

Common stock issued in exchange for convertible note	21,400,000	21,400	-	-	21,400

Net income	-	-	-	59,515	59,515

Balance, September 30, 2010	174,350,000	$174,350	$(118,084)	$(119,111)	$(62,845)

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

Statements of Cash Flows

 For the Fiscal Years Ended September 30, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$59,515	$(235,192)
Impairment of filtration equipment	-	53,600
Note payable assumed to satisfy legal expenses	-	50,000
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase in accounts receivable	(276,000)	-
Change in advance payments received	(89,250)	89,250
Increase in accrued expenses	32,005
Net Cash Used in Operating Activities	(273,730)	(42,342)

CASH FLOWS FROM INVESTING ACTIVITIES - Purchase of water filtration equipment	-	(33,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from President	49,032	-
Bank overdraft	(4,328)	4,510
Loans under financing agreement	277,776	-
Repayment of loans under financing agreement	(48,750)	-
	273,730	4,510

NET CHANGE IN CASH	-	(71,432)

CASH AT BEGINNING OF FISCALYEAR	-	71,432
CASH AT END OF FISCAL YEAR	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-
SUPPLEMENTAL NONCASH TRANSACTION:
Issuance of common stock in connection with exercise of Convertible Note	$21,400	$-

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2010 and 2009.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended September 30, 2010 or 2009.

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

An allowance for doubtful accounts is applied to accounts receivable based upon historical experience. No allowance was considered necessary or provided as of September 30, 2010.

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

g.  Basic and Diluted Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Shares issuable under an outstanding convertible note (see Note 5). were not included in the calculation of earnings per share because they would not have been dilutive.

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

NOTE 3 – GOING CONCERN AND RECENT DEVELOPMENTS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2010, the Company has limited financial resources, has not established a source of equity financing, has negative working capital and a stockholders’ deficit. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

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

NOTE 4 - REVOLVING LOAN AND SECURITY AGREEMENT

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

At September 30, 2010, there was $229,026 outstanding under the line of credit, which was paid in full on October 12, 2010 from the proceeds of a sale delivered in September 2010. Interest expense for the fiscal year ended September 30, 2010 was $35,202

NOTE 5 – CONVERTIBLE NOTE PAYABLE

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

Interest expense during the fiscal year ended September 30, 2010 was $580.

NOTE 6 – LOAN DUE TO THE COMPANY PRESIDENT

Before receiving the Revolving Credit Agreement described in Note 4, much of the Company’s fiscal 2010 operations were financed through noninterest-bearing loans from its President. At September 30, 2010, the amount owed under these loans was $49,032.

NOTE 7 - STOCKHOLDERS’ EQUITY

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

NOTE 8 – CONCENTRATION OF RISK

The wholesale distribution contract with Price Master Corporation accounted for more than 84% and 95% of Mohan's incense sales for the fiscal years ended September 30, 2010 and 2009, respectively, and is likely to account for a significant portion of our sales in the foreseeable future.

All purchases of incense are made from a single supplier in India.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of September 30, 2010 through February 8, 2011, the date these financial statements were issued. The Management of the Company determined that there were reportable subsequent events involving repayment of all balances due under a Revolving Credit Agreement described in Note 4.