Form 10-Q
period 2010-12-31
HPC POS SYSTEM, CORP.
filed 2011-04-01
CIK 1426808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

      . TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _____________

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

HPC POS SYSTEM, CORP.

FORM 10-Q

DECEMBER 31, 2010

PART I - FINANCIAL INFORMATION

Item 1.  Financial statements

HPC POS SYSTEM, CORP.

Balance Sheets

December 31, 2010 and September 30, 2010

(unaudited)

ASSETS	December 31, 2010	September 31, 2010

CURRENT ASSETS:
Cash	$3,729	$-0-
Accounts receivable, net	-0-	276,000
Inventory-in-transit	178,700	-0-
Total	182,429	276,000

OTHER ASSETS – net of reserve of $53,600 in both periods	-0-	-0-
TOTAL ASSETS	$182,429	$276,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Convertible note payable	$28,600	$28,600
Commercial financing obligation	178,700	229,026
Bank overdraft	-0-	182
Loan payable to President	20,032	49,032
Accrued expenses	32,755	32,005
Commission sales payable	59,775	-0-
Total Current Liabilities	319,862	338,845

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.001 par value; authorized, 1,000,000 shares; no shares issued or outstanding	-	-
Common stock: $0.001 par value; authorized 250,000,000 shares; 174,350,000 shares issued and outstanding	174,350	174,350
Additional paid-in capital	(118,084)	(118,084)
Accumulated deficit	(193,699)	(119,111)
Total stockholders’ deficit	(137,433)	(62,845)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$182,429	$276,000

See notes to financial statements.

HPC POS SYSTEM, CORP.

Statements of Operations

For the Three Months Ended December 31, 2010 and 2009

(Unaudited)

	2010	2009

Sales	$3,528	$-0-
Commissions	5,320	-0-
Total	8,848	-0-

Cost of sales	2,152	-0-
Gross profit	6,696	-0-

Expenses:
Operating	18,677	337
Compensation	59,905	1,403
Interest	2,702	-0-
Other – net	-0-	(5,529)
Total	81,284	(3,789)

Net income (loss)	$(74,588)	$3,789

Basic and diluted loss per share	$(0.00)	$0.00

Weighted average number of common shares outstanding	174,350,000	165,042,391

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

Statements of Cash Flows

 For the Three Months Ended December 31, 2010 and 2009

(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(74,588)	$3,789
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in operating assets – net	157,825	-
Net Cash Used in Operating Activities	83,237	3,789

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from President	(29,000)	1,162
Commercial financing obligation	178,700	-0-
Repayment of commercial financing obligation	(227,026)	-0-
Bank overdraft	(182)	(4,510)
	(79,508)	(3,348)

NET CHANGE IN CASH	3,729	441

CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$3,729	$441

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest and transaction fees	$12,988	$-
Cash paid for income taxes	$-	$-
SUPPLEMENTAL NONCASH TRANSACTION:
Issuance of common stock in connection with exercise of Convertible Note	$-	$21,400

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

In the opinion of management, these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended December 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2011 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the financial statements of the Company for the fiscal year ended September 30, 2010 and notes thereto included in the Company’s  annual report on Form 10-K.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2010 and December 31, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended December 31, 2010.

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

An allowance for doubtful accounts is applied to accounts receivable based upon historical experience. No allowance was considered necessary or provided as of December 31, 2010 because the Company had no accounts receivable at that date.

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

NOTE 4 – GOING CONCERN AND RECENT DEVELOPMENTS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2010, the Company has limited financial resources, has not established a source of equity financing, has negative working capital and a stockholders’ deficit. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The Company had sales of approximately $46,000 during the nine months ended June 30, 2010 because it could not finance purchases of inventory. However, the Company negotiated distribution agreements with wholesale distributors and, in June 2010, obtained a line of credit to purchase inventory.

Upon executing the Revolving Loan and Security Agreement, the Company started working with its distributors to obtain orders and plan deliveries. It received four purchase orders (for $414,350, $277,500, $276,000 and $277,500) from Price Master Corporation. The Company delivered the $414,350 purchase order in September 2010. A shipment with a sales value of $276,000 was scheduled to be delivered during the three months ended December 31, 2010, but it was delayed in customs and was not delivered to and paid for by the customer until January 10, 2011. The merchandise is reflected as “inventory-in-transit” at December 31, 2010 in the accompanying unaudited balance sheet.

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

At December 31, 2010, there was $178,700 outstanding under the line of credit, which was paid in full on January 10, 2011 from the proceeds of a sale delivered in January 2011.

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

At December 31, 2010, there was a remaining principal balance of $28,600 due under the Convertible Note, which is convertible, at the holder’s option, into up to 28,600,000 shares.

NOTE 7 – LOAN DUE TO THE COMPANY PRESIDENT

Before receiving the Revolving Credit Agreement described in Note 5, much of the Company’s fiscal 2010 operations were financed through noninterest-bearing loans from its President. At December 31, 2010, the amount owed under these loans was $20,032.

NOTE 8 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 250,000,000 shares of common stock and 1,000,000 shares of preferred stock.

Pursuant to the terms of the Agreement described in Note 1, HPC agreed to issue an aggregate of 142,950,000 restricted shares of HPC's common stock to the Mohan Shareholders in exchange for all of the issued and outstanding shares of Mohan.

At March 1, 2011, there were 174,350,000 shares of common stock outstanding.

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

NOTE 9 – CONCENTRATION OF RISK

The wholesale distribution contract with Price Master Corporation accounted for all of Mohan's incense sales relating to the inventory-in-transit at December 31, 2010 and is likely to account for a significant portion of its sales in the foreseeable future.

The Company also has sold various products on behalf of Price Master Corporation for which it receives a 5% commission. Commissions relating to this agreement amounted to $5,320 during the three months ended December 31, 2010, and the Commission Sales Payable of $59,775 at December 31, 2010 is due to Price Master Corporation .

All purchases of incense are made from a single supplier in India.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of December 31, 2010 through March 31, 2011, the date these financial statements were issued. The Company has disclosed all subsequent events believed to be material in the applicable footnotes above.

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

Operations for the three months ended December 31, 2010 and 2009

Our operations were as follows:

	2010	2009

Sales	$3,528	$-0-
Commissions	5,320	-0-
Total	8,848	-0-

Cost of sales	2,152	-0-
Gross profit	6,696	-0-

Expenses:
Operating	18,677	337
Compensation	59,905	1,403
Interest	2,702	-0-
Other – net	-0-	(5,529)
Total	81,284	(3,789)

Net income (loss)	$(74,588)	$3,789

Mohan’s revenues were severely impacted throughout the fiscal year ended September 30, 2009 and most of the fiscal year ended September 30, 2010 because of the recession and tight credit conditions in the United States. In addition, Mohan was adapting to dealing principally with Price Master Corporation as its principal distributor, and Mohan's tight cash position limited its ability to import inventory products on a timely basis. Its vendors insist on being paid in full upon shipment of product. As a result there were severe inventory shortages in the last quarter of the fiscal year.

Mohan imports all of its products from a manufacturer in India that demands an open letter-of-credit in its favor prior to shipment. Mohan was unable to obtain financing for the purchase of inventory during the nine months ended June 30, 2010. As a result, total sales for that period were limited to $46,000, including no sales during the three months ended December 31, 2009. Upon signing a Revolving Credit Agreement, Mohan was able to finance the purchase of inventory which permitted it to make a shipment to Price Master Corporation at the end of September 2010. This sale was for $414,000. The cost of the sale was $234,000. Mohan incurred additional freight, insurance, customs and finance fees of $43,776 on the transaction. The sale permitted Mohan to fully amortize an advance payment of $89,250 received from Price Master Corporation during fiscal 2009 and fully repay all amounts due at September 30, 2010 under the Revolving Credit Agreement. A shipment with a sales value of $276,000 was scheduled to be delivered during the three months ended December 31, 2010, but it was delayed longer than expected in customs and was not delivered to and paid for by the customer until January 10, 2011. The merchandise is reflected as “inventory-in-transit” at December 31, 2010 in the accompanying unaudited balance sheet. From a practical perspective, Mohan can generally open a new letter-of-credit for a shipment of inventory from India only after the current shipment has been received and paid. Mohan is attempting to locate financing that will permit it to obtain more shipments.

Substantially all compensation was received by Mr. Coles, President. Mr. Coles does not receive a fixed salary. His compensation consists principally of the Company paying expenses and obligations on his behalf. These payments include reimbursement for amounts spent or incurred by Mr. Coles on our behalf. The amount and timing of payments are linked to the Company's cash position. No written arrangement exists.

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

At December 31, 2010, there was $178,700 outstanding under the line of credit, which was paid in full on January 10, 2011 from the proceeds of a sale delivered in January 2011.

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

As of December 31, 2010, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over financial reporting contained certain significant weaknesses as of December 31, 2010 because of the Company’s lack of resources and the lack of financial and record-keeping experience and knowledge of officers as of that date. Improvements were implemented which Management believes result in the Company's internal control over financial reporting being effective.

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

Risks Related to the Business

The auditors’ report on our financial statements as of and for the year ended September 30, 2010 contains an explanatory paragraph emphasizing that there is significant uncertainty about our ability to continue as a going concern which may make it more difficult for us to raise capital or other financing.

HPC had negative working capital and a net stockholders’ deficit at December 31, 2010. Our independent registered auditors indicated that there is significant uncertainty about our ability to continue as a going concern in an explanatory paragraph to their report on our financial statements for the fiscal year ended September 30, 2010 which may make it more difficult and expensive for us to raise capital.

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

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material.

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our Company.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our Company.

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

The holders of our shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even if we are successful in having our shares available for trading on the OTCBB, investors should consider any secondary market for our securities to be a limited one. We intend to seek coverage and publication of information regarding the Company in an accepted publication which permits a "manual exemption." This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain

•

the names of issuers, officers, and directors,

•

an issuer's balance sheet, and

•

a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations

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

None.

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

March 31, 2011