Form 10-Q
period 2011-03-31
HPC POS SYSTEM, CORP.
filed 2011-05-16
CIK 1426808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

       . TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

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

Yes      . No   X  .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 189,350,000 shares of Common Stock, as of May 16, 2011.

HPC POS SYSTEM, CORP.

FORM 10-Q

MARCH 31, 2011

PART I - FINANCIAL INFORMATION

Item 1.  Financial statements

HPC POS SYSTEM, CORP.

Balance Sheets

March 31, 2011 and September 30, 2010

(Unaudited)

ASSETS
	March 31, 2011	September 30, 2010

CURRENT ASSETS:
Cash	$1,878	$-0-
Accounts receivable, net	-0-	276,000
Inventory	166,763	-0-
Total	168,641	276,000

OTHER ASSETS – net of reserve of $53,600 in both periods	-0-	-0-
TOTAL ASSETS	$168,641	$276,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Convertible note payable	$28,600	$28,600
Commercial financing obligation (including interest and fees)	179,036	229,026
Bank overdraft	-0-	182
Loan payable to President	-0-	49,032
Commission sales payable	59,775	-0-
Accrued expenses	33,505	32,005
Total Current Liabilities	300,916	338,845

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.001 par value; authorized, 1,000,000 shares; no shares issued or outstanding	-0-	-0-
Common stock: $0.001 par value; authorized 250,000,000 shares; 174,350,000 shares issued and outstanding	174,350	174,350
Additional paid-in capital	(118,084)	(118,084)
Accumulated deficit	(188,541)	(119,111)
Total stockholders’ deficit	(132,275)	(62,845)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$168,641	$276,000

See notes to financial statements.

HPC POS SYSTEM, CORP.

Statements of Operations

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

	2011	2010

Sales	$312,619	$46,101
Commission income	-	-
Total	312,619	46,101
Cost of sales	178,700	27,799
Gross profit	133,919	18,302

Expenses:
Operating	23,457	3,351
Compensation	93,031	32,938
Interest	12,273	-
Total	128,761	36.289

Net income (loss)	$5,158	$(17,987)

Basic and diluted income (loss) per share	$0.00	$(0.00)

Weighted average number of common shares outstanding	174,350,000	174,350,000

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

Statements of Operations

For the Six Months Ended March 31, 2011 and 2010

(Unaudited)

	2011	2010

Sales	$316,147	$46,101
Commission income	5,320	-
Total	321,467	46,101
Cost of sales	180,852	27,799
Gross profit	140,615	18,302

Expenses:
Operating	42,134	94
Compensation	152,936	32,406
Interest	14,975	-
Total	210,045	32,500

Net loss	$(69,430)	$(14,198)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	174,350,000	169,422,527

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

Statements of Cash Flows

 For the Six Months Ended March 31, 2011 and 2010

(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,430)	$(14,198)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets	170,512	-
Net Cash Provided by (Used in) Operating Activities	101,082	(14,198)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from President	(49,032)	18,721
Commercial financing obligation	357,736	-
Repayment of commercial financing obligation	(407,726)	-
Bank overdraft	(182)	(4,510)
Net Cash Used in Financing Activities	(99,204)	14,211

NET CHANGE IN CASH	1,878	13

CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$1,878	$13

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ACCOUNTING POLICIES AND BASIS OF PRESENTATION

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

The accompanying financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“U.S. GAAP”) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2011 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the financial statements of the Company for the fiscal year ended September 30, 2010 and notes thereto included in the Company’s  annual report on Form 10-K.

Basic and Diluted Income (Loss) Per Common Share

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

Recently Issued Accounting Standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

NOTE 2 – GOING CONCERN AND RECENT DEVELOPMENTS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2011, the Company has limited financial resources, has not established a source of equity financing, has negative working capital and a stockholders’ deficit. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The Company had sales of approximately $46,000 during the nine months ended June 30, 2010 because it could not finance purchases of inventory. However, the Company negotiated distribution agreements with wholesale distributors and, in June 2010, obtained a line of credit to purchase inventory.

Upon executing the Revolving Loan and Security Agreement, the Company started working with its distributors to obtain orders and plan deliveries. It received four purchase orders (for $414,350, $277,500, $276,000 and $277,500) from Price Master Corporation. The Company has delivered the first three of those listed purchase orders through March 31, 2011. It has also received an additional purchase order for $276,000.

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

NOTE 3 - REVOLVING LOAN AND SECURITY AGREEMENT

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

At March 31, 2011, there was $179,036 outstanding under the line of credit, which was paid in full in April 2011 from the proceeds of a sale delivered in April 2011.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

At March 31, 2011, there was a remaining principal balance of $28,600 due under the Convertible Note, which is convertible, at the holder’s option, into up to 28,600,000 shares.

On May 3, 2011, the holder of the Convertible Note assigned $15,000 of the principal balance to KJC Consulting Inc., which converted that amount for 15,000,000 shares of the Company, which upon issuance, increased the total number of the Company’s outstanding shares from 174,350,000 to 189,350,000 and decreased principal amount of the Convertible Note to $13,600 as of May 3, 2011.

NOTE 5 - SUBSEQUENT EVENTS

In April 2011 the Company entered into consulting agreements with two individuals, who are each minority stockholders, calling for financial and marketing services. These agreements, which can be terminated by the Company with a notice of three months, call for aggregate consulting fees of $15,000 per month plus reimbursement for reasonable expenses.

The Company has evaluated all events that occurred after the balance sheet date of March 31, 2011 through May 16, 2011, the date these financial statements were issued. The Company has disclosed all subsequent events believed to be material in the applicable footnotes above.

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

The financial statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2011, the Company has limited financial resources, has not established a source of equity financing, has negative working capital and a stockholders’ deficit. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

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

Operations for the six months ended March 31, 2011 and 2010

Our operations were as follows:

	2011	2010

Sales	$316,147	$46,101
Commission income	5,320	-
Total	321,467	46,101
Cost of sales	180,852	27,799
Gross profit	140,615	18,302

Expenses:
Operating	42,134	94
Compensation	152,936	32,406
Interest	14,975	-
Total expenses	210,045	32,500

Net loss	$(69,430)	$(14,198)

Mohan’s revenues were severely impacted throughout the fiscal year ended September 30, 2009 and most of the fiscal year ended September 30, 2010 because of the recession and tight credit conditions in the United States. In addition, Mohan was adapting to dealing principally with Price Master Corporation as its principal distributor, and Mohan's tight cash position limited its ability to import inventory products on a timely basis. Its vendors insist on being paid in full upon shipment of product. As a result there were severe inventory shortages in the last quarter of that fiscal year.

Mohan imports all of its products from a manufacturer in India that demands an open letter-of-credit in its favor prior to shipment. Mohan was unable to obtain financing for the purchase of inventory during the nine months ended June 30, 2010. As a result, total sales for that period were limited to $46,000, including no sales during the three months ended December 31, 2009. Upon signing a Revolving Credit Agreement, Mohan was able to finance the purchase of inventory which permitted it to commence making a shipments to Price Master Corporation at the end of September 2010. Most of the sales in 2011 ($276,000 or 87.3%) relate to one large shipment to Price Master Corporation. The merchandise that is reflected as “inventory-in-transit” at March 31, 2011 in the accompanying unaudited balance sheet were delivered to Price Master Corporation in April 2011, at which point all amounts due under the Financing Agreement were paid.

From a practical perspective, Mohan can generally open a new letter-of-credit for a shipment of inventory from India only after the current shipment has been received and paid. Mohan is attempting to locate financing that will permit it to obtain more shipments so that it can service additional customers.

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

Upon executing the Revolving Loan and Security Agreement, we started working with and making shipments to one major distributor. All amounts outstanding under the Revolving Loan and Security Agreement are repaid when a shipment is received and paid for by the customer.

Before receiving the Revolving Credit Agreement, much of our operations were financed through noninterest-bearing loans from our President. As of March 31, 2011, all amounts owed under these loans had been repaid.

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

At March 31, 2011, there was a remaining principal balance of $28,600 due under the Convertible Note, which is convertible, at the holder’s option, into a maximum of 28,600,000 shares.

On May 3, 2011, the holder of the Convertible Note assigned $15,000 of the principal balance to KJC Consulting Inc., which converted that amount for 15,000,000 shares of the Company, which upon issuance, increased the total number of the Company’s outstanding shares from 174,350,000 to 189,350,000 and decreased principal amount of the Convertible Note to $13,600 as of May 3, 2011.

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

As of March 31, 2011, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over financial reporting contained certain significant deficiencies as of March 31, 2011 because of the Company’s lack of resources and the lack of financial and record-keeping experience and knowledge of officers as of that date; resulting in our determination that our internal control over financial reporting was ineffective.

Subsequent to March 31, 2011, improvements have been implemented, including:

•

Training management personnel on issues relative to accounting and recordkeeping;

•

Implementation of oversight over the recording of transaction.

 Management believes these changes result in the Company's internal control over financial reporting being effective as of the date of this filing.

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

Risks Related to the Business

The auditors’ report financial statements as of and for the year ended September 30, 2010 contains an explanatory paragraph emphasizing that there is significant uncertainty about our ability to continue as a going concern which may make it more difficult for us to raise capital or other financing.

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

May 16, 2011