Form 10-Q
period 2011-06-30
HPC POS SYSTEM, CORP.
filed 2011-08-22
CIK 1426808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 189,350,000 shares of Common Stock, as of August 2, 2011.

HPC POS SYSTEM, CORP.

FORM 10-Q

JUNE 30, 2011

HPC POS SYSTEM, CORP.

Balance Sheets

June 30, 2011 and September 30, 2010

(Unaudited)

ASSETS
	June 30, 2011	September 30, 2010

CURRENT ASSETS:
Cash	$62	$-
Accounts receivable, net	-	276,000
Total current assets	62	276,000

TOTAL ASSETS	$62	$276,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Convertible note payable	$13,600	$28,600
Commercial financing obligation (including interest and fees)	-	229,026
Bank overdraft	-	182
Loan payable to President	-	49,032
Accrued expenses	-	-
Accrued consulting fees due to related parties	30,000	-
Other	30,217	32,005
Total Current Liabilities	73,817	338,845

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.001 par value; authorized, 1,000,000 shares; no shares issued or outstanding	-	-
Common stock: $0.001 par value; authorized 250,000,000 shares; 189,350,000 and 174,350,000 shares issued and outstanding, respectively	189,350	174,350
Additional paid-in capital	(118,084)	(118,084)
Accumulated deficit	(145,021)	(119,111)
Total stockholders’ deficit	(73,755)	(62,845)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$62	$276,000

See notes to financial statements.

HPC POS SYSTEM, CORP.

Statements of Operations

For the Three Months Ended June 30, 2011 and 2010

(Unaudited)

	2011	2010

Sales	$332,629	$-
Commission income	-	-
Total	332,629	-
Cost of sales	189,763	-
Gross profit	142,866	-

Expenses:
Operating	53,497	6,000
Compensation	43,220	11,240
Total	96,717	17,240

Earnings (loss) from operations	46,149	(17,240)
Other income (expense):
Interest expense	(2,629)	-

Net income (loss)	$43,520	$(17,240)

Basic and diluted income (loss) per share	$0.00	$(0.00)

Weighted average number of common shares outstanding	177,591,758	174,350,000

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

Statements of Operations

For the Nine Months Ended June 30, 2011 and 2010

(Unaudited)

	2011	2010

Sales	$648,776	$46,101
Commission income	5,320	-
Total	654,096	46,101
Cost of sales	370,615	27,799
Gross profit	283,481	18,302

Expenses:
Operating	95,631	6,094
Compensation	196,156	43,646
Total	291,787	49,740

Loss from operations	(8,306)	(31,438)
Other income (expense):
Interest expense	(17,604)	(-)

Net income (loss)	$(25,910)	$(31,438)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	184,075,275	170,915,018

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

Statements of Cash Flows

 For the Nine Months Ended June 30, 2011 and 2010

(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,910)	$(31,438)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets	304,212	-
Net Cash Provided by (Used in) Operating Activities	278,302	(31,438)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from President	(49,032)	43,993
Proceeds of commercial financing obligation	357,736	-
Repayment of commercial financing obligation	(586,762)	-
Bank overdraft	(182)	(4,510)
Net cash provided by (used in) financing activities	(278,240)	39,483

NET CHANGE IN CASH	62	8,045

CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$62	$8,045

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$17,604	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL NONCASH TRANSACTION:
Common stock issued in conversion of convertible note	$15,000	$21,400

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ACCOUNTING POLICIES AND BASIS OF PRESENTATION

HPC POS System, Corp. (“HPC” and the “Company”) was founded as a New Jersey corporation on June 27, 1996 and became a corporation in the State of Nevada on June 15, 2007.

The Company imports and distributes incense. Its products are acquired from India. All transactions between the Company and vendors in India are denominated in United States dollars.

The accompanying financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“U.S. GAAP”) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain disclosures normally included in audited financial statements prepared in accordance with US GAAP have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, these unaudited financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2011 or for any future period.

These unaudited financial statements and notes thereto should be read in conjunction with the financial statements of the Company for the fiscal year ended September 30, 2010 and notes thereto included in the Company’s  annual report on Form 10-K.

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

NOTE 2 – GOING CONCERN AND RECENT DEVELOPMENTS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2011, the Company has limited financial resources, has not established a source of equity financing, has negative working capital and a stockholders’ deficit. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

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

An account management fee is charged equal to 3.25% per month of the face amount of each letter of credit or other financing issued to a Company vendor.

Loans can be called on demand but, in any event, must be paid immediately upon receipt of proceeds from a customer to which financed inventory was shipped.

The Company has pledged substantially all of its tangible and intangible assets as collateral.

Liabilities under the Revolving Loan and Security Agreement are guaranteed by Melvin Coles.

The Company cannot issue new shares of common stock except to existing shareholders.

The Company must pay the cost of insurance premiums covering balances outstanding to protect the lender against defaults and incurs numerous other fees.

At June 30, 2011, there were no amounts outstanding under the line of credit.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

At June 30, 2011, there was a remaining principal balance of $13,600 due under the Convertible Note, which is convertible, at the holder’s option, into up to 13,600,000 shares of common stock.

On May 3, 2011, the holder of the Convertible Note assigned $15,000 of the principal balance to KJC Consulting Inc., which converted that amount for 15,000,000 shares of the Company, which upon issuance, increased the total number of the Company’s outstanding shares from 174,350,000 to 189,350,000 and decreased principal amount of the Convertible Note to $13,600.

NOTE 5 – COMMITMENTS

In April 2011 the Company entered into consulting agreements with two individuals, who are each minority stockholders, calling for financial and marketing services. These agreements, which can be terminated by the Company with a notice of three months, call for aggregate consulting fees of $15,000 per month plus reimbursement for reasonable expenses. At June 30, 2011, the caption “Accrued Expenses” in the accompanying Balance Sheet includes $30,000 relating to these agreements. The related expenses are included in Operating Expenses.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of June 30, 2011 through August 22, 2011, the date these financial statements were issued. The Company has disclosed all subsequent events believed to be material in the applicable footnotes above.

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

The financial statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2011, the Company has limited financial resources, has not established a source of equity financing, has negative working capital and a stockholders’ deficit. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

Operations

As HPC did not have significant, meaningful revenues prior to the merger, the transaction was treated as a recapitalization of the Company, and accounted for on a historical cost basis for all periods presented. Moreover, the financial statements set forth in this report for all periods, prior to the recapitalization, are the financial statements of the Company and the common stock of the Company has been retroactively restated to give the effect to the exchange for HPC common stock.

Operations for the nine months ended June 30, 2011 and 2010

Our operations were as follows:

	2011	2010

Sales	$648,776	$46,101
Commission income	5,320	-0-
Total	654,096	46,101
Cost of sales	370,615	27,799
Gross profit	283,481	18,302

Expenses:
Operating	95,631	6,094
Compensation	196,156	43,646

Total	291,787	49,740

Loss from operations	$(8,306)	$(31,438)

The Company’s revenues were severely impacted throughout the fiscal year ended September 30, 2009 and most of the fiscal year ended September 30, 2010 because of the recession and tight credit conditions in the United States. In addition, The Company was adapting to dealing principally with Price Master Corporation as its principal distributor, and The Company's tight cash position limited its ability to import inventory products on a timely basis. Its vendors insist on being paid in full upon shipment of product. As a result there were severe inventory shortages in the last quarter of that fiscal year.

The Company imports all of its products from a manufacturer in India that demands an open letter-of-credit in its favor prior to shipment. The Company was unable to obtain financing for the purchase of inventory during the nine months ended June 30, 2010. As a result, total sales for that period were limited to $46,000, including no sales during the three months ended December 31, 2009. Upon signing a Revolving Credit Agreement, the Company was able to finance the purchase of inventory which permitted it to commence making shipments to Price Master Corporation at the end of September 2010. Most of the sales in 2011 ($553,500 or 85.3%) relate to one large shipment to Price Master Corporation. From a practical perspective, the Company can generally open a new letter-of-credit for a shipment of inventory from India only after the current shipment has been received and paid. The Company is attempting to locate financing that will permit it to obtain more shipments so that it can service additional customers.

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

Operations for the three months ended June 30, 2011 and 2010

	2011	2010

Sales	$332,629	$-
Commission income	-	-
Total	332,629	-
Cost of sales	189,763	-
Gross profit	142,866	-

Expenses:
Operating	53,497	6,000
Compensation	43,220	11,240
Total	96,717	17,240

Earnings (loss) from operations	$46,149	$(17,240)

The principal transaction during the three months ended June 30, 2011 was the receipt and sale of a shipment of incense. The sale to Price Masters was for $277,500. Upon payment, the Company repaid all amounts due under its revolving credit agreement.

Operating expenses in 2011 included $30,000 relating to consulting agreements that the Company entered into in April 2011 with two individuals, who are each minority stockholders, calling for financial and marketing services. These agreements, which can be terminated by the Company with a notice of three months, call for aggregate consulting fees of $15,000 per month plus reimbursement for reasonable expenses.

Substantially all compensation was received by Mr. Coles, President.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Liquidity

During most of the two fiscal years ended September 30, 2009 we did not have any credit facilities or other commitments for debt or equity financing. As a result, we began having more and more difficulty purchasing inventory to meet the needs of distribution agreements with Price Master Corporation and Yemjada Corporation. The situation worsened and, as a result, the Company had limited sales during the first three fiscal quarters of the year ended September 30, 2010.

In June 2010, the Company obtained a $1,500,000 Revolving Loan and Security Agreement from Ashford Finance, LLC. The two-year agreement provides financing arrangements solely for the purchase of inventory. Its principal terms include:

•

Interest due on loans under the agreement is equal to three percentage points above the prevailing prime lending rate, as defined, except that interest on loans will never be less than 5.5% per annum.

•

An account management fee is charged equal to 3.25% per month of the face amount of each letter of credit or other financing issued to a Company vendor.

•

Loans can be called on demand but, in any event, must be paid immediately upon receipt of proceeds from a customer to which financed inventory was shipped.

•

The Company has pledged substantially all of its tangible and intangible assets as collateral.

•

Liabilities under the Revolving Loan and Security Agreement are guaranteed by Melvin Coles.

•

The Company cannot issue new shares of common stock except to existing shareholders.

•

The Company must pay the cost of insurance premiums covering balances outstanding to protect the lender against defaults and incurs numerous other fees.

At June 30, 2011, there were no amounts outstanding under the line of credit. All amounts borrowed are paid in full when a shipment is received and delivered.

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

The Company incurred $50,000 of legal costs as part of the reverse merger/recapitalization transaction with HPC. HPC owed Gary B. Wolff, our outside counsel, $50,000 under a Convertible Promissory Note (the “Note”) which bears interest at the rate of 2% per annum. Following negotiation between all parties, it was agreed for the note to be assigned to the Company in satisfaction of its liability for legal services. The $50,000 legal expense is included operating expenses during the fiscal year ended September 30, 2009.

On November 5, 2009, the holder of the Convertible Note assigned $12,500 of the principal balance to JW Financial LLC which converted that entire amount for 12,500,000 shares. On November 10, 2009, the holder of the Convertible Note converted $8,900 of the principal balance for 8,900,000 shares.

On May 3, 2011, the holder of the Convertible Note assigned $15,000 of the principal balance to KJC Consulting Inc., which converted that amount for 15,000,000 shares of the Company, which upon issuance, increased the total number of the Company’s outstanding shares from 174,350,000 to 189,350,000 and decreased principal amount of the Convertible Note to $13,600 as of June 30, 2011.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.  The financial statements include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

As of June 30, 2011, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over financial reporting was effective as of June 30, 2011.

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

HPC had negative working capital and a net stockholders’ deficit at June 30, 2011. Our independent registered auditors indicated that there is significant uncertainty about our ability to continue as a going concern in an explanatory paragraph to their report on our financial statements for the fiscal year ended September 30, 2010 which may make it more difficult and expensive for us to raise capital.

If we are unable to generate revenue or obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may have to substantially curtail or terminate our operations.

Substantially all of our revenue was derived from sales to one unrelated company.

The wholesale distribution contract with Price Master Corporation will account for a very substantial portion of the Company's incense sales for the foreseeable future. Price Master Corporation can cancel our agreement with us by giving us notice of 90 days. If Price Master Corporation ceases to buy our products or substantially reduces its purchases of our products, we may be unable to continue operations.

The operations of the Company are and will continue to be completely dependent on the services of Melvin Coles. The loss of Mr. Coles’ services would cause major deterioration in our business operations.

The operations and business strategy of the Company are completely dependent upon the knowledge and contacts of Melvin Coles, our President. He is under no contractual obligation to remain employed by us.  If he should choose to leave us for any reason before we have hired additional personnel, our operations would deteriorate or fail.  Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this annual report.

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

Our Articles of Incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's written promise to repay us therefore, if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we may be unable to recoup.

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

August 22, 2011