Form 10-K
period 2011-09-30
HPC POS SYSTEM, CORP.
filed 2012-02-08
CIK 1426808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      . No  X .*

(*Delinquent in filing its Annual Report on 2009 Form 10-K and all subsequent quarterly and annual filings)

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of February 2, 2012, is 239,400,000 shares, all of one class, $.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the outstanding shares held by non-affiliates, based upon the book value as of September 30, 2011, is $-0-.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

HPC POS SYSTEM, CORP.

TABLE OF CONTENTS

PART I

ITEM 1	BUSINESS	5

ITEM 1A	RISK FACTORS	11

ITEM 1B	UNRESOLVED STAFF COMMENTS	16

ITEM 2	PROPERTIES	16

ITEM 3	LEGAL PROCEEDINGS	17

ITEM 4	(REMOVED AND RESERVED)	17

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	17

ITEM 6	SELECTED FINANCIAL DATA	22

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

ITEM 8	FINANCIAL STATEMENTS	20

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	20

ITEM 9A	CONTROLS AND PROCEDURES	20

ITEM 9B	OTHER INFORMATION	21

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	21

ITEM 11	EXECUTIVE COMPENSATION	23

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	24

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	25

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	26

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	26

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

The Company’s shares were issued to Mohan shareholders based upon a pro-rata basis of their then ownership of Mohan shares.  The 142,950,000 restricted shares of common stock were issued as follows:

Names	Number of Restricted Shares
Melvin W. Coles	120,000,000
Joel Stohlman	7,500,000
Jason Barta	450,000
Gary B. Wolff	7,500,000
Ricardo Richardson	7,500,000

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

The Company does business as the House of Mohan.

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

Other Related Matters

Mohan incurred $50,000 of legal costs as part of the reverse merger/recapitalization transaction with HPC. HPC owed Gary B. Wolff, our outside counsel, $50,000 under a Convertible Promissory Note which bears interest at the rate of 2% per annum. Following negotiation between all parties, it was agreed for the note to be assigned to Mohan in satisfaction of its liability for legal services. The $50,000 legal expense was included in operating expenses during the fiscal year ended September 30, 2009.

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

On November 28, 2011, the holder of the Convertible Note assigned $3,000 of the principal balance to Reliance Capital Group Corp. which converted that amount into 3,000,000 shares of the Company. Following this conversion, the balance of the Convertible Note is $10,600 convertible into 10,600,000 shares.

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

At September 30, 2011, no amounts were outstanding under the line of credit.

In August and September 2011 the Company sold 300,000 shares of its common stock to three individuals for an aggregate of $25,000. It also issued 7,532,500 shares of its common stock to 11 individuals for services (of which three individuals receiving 3,500,000 shares involve individuals related to the Company’s President). The Company recorded expenses of $627,708 in connection with these issuances.

In October 2011 the Company sold 2,000,000 shares of its common stock to three individuals for an aggregate of $52,000. It also issued 350,000 shares of its common stock to three individual for services.

On January 4, 2012, we issued the following shares of restricted common stock:

•

Melvin W. Coles, Chairman and President, received 31,467,500 shares for services. This issuance will be considered compensation of $1,101,363 and be recorded as an expense during the three months ending March 31, 2012.

•

In April 2011 the Company entered into consulting agreements with two individuals, who are each minority stockholders, calling for financial and marketing services. These agreements call for aggregate consulting fees of $15,000 per month plus reimbursement for reasonable expenses. The Company issued 5,000,000 shares of common stock to satisfy a portion ($5,000) of a the liability accrued for these consulting services as of September 30, 2011. The issuance terms resulted in an issuance price of $.001 per share. The Company will record additional compensation expense of $170,000 during the three months ending March 31, 2012 in connection with the issuance of these shares.

•

The Company issued an aggregate of 200,000 shares of common stock to two unrelated individuals for services and will record additional compensation expense of $7,000 during the three months ending March 31, 2012 in connection with the issuance of these shares.

Following the issuance of all the shares through February 8, 2012, there were 239,400,000  shares of common stock outstanding.

.

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

Distribution Agreements

Our problems obtaining financing for inventory purchases slowed down the implementation of our distribution agreements. Upon executing the Revolving Loan and Security Agreement, we started working with our principal distributor, Price Master Corporation, to obtain orders and plan deliveries.

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

Competition

There are numerous competitors most of whom may have more financial resources than we do. Mohan plans to compete through its agreements with major distributors, product design and price. Mohan utilizes natural charcoal incense.  To the best of our knowledge, most of our competitors sell incense products made of pig excrement or pork rinds, which when burned, may cause harm to one’s health.  Mohan has maintained its retail price although it believes its product to be superior in quality to the other products on the market. No assurances can be given as to the likelihood of our success.

Employees

At September 30, 2011, we had three employees. Mr. Coles devotes fulltime to us. Ms. Coles and Ms. Colley devote part-time to us. There are no written employment contracts or agreements. We use independent contractors to perform many of the tasks that we need to have done.

In April 2011 the Company entered into consulting agreements with two individuals, who are each minority stockholders, calling for financial and marketing services. These agreements, which can be terminated by the Company with a notice of three months, call for aggregate consulting fees of $15,000 per month plus reimbursement for reasonable expenses. At September 30, 2011, the caption “Accrued Expenses” in the accompanying Balance Sheet includes $75,000 relating to these agreements. The related expenses are included in selling, general and administrative expenses.

Item 1A.

RISK FACTORS

Risks Related to the Business

The auditors’ report financial statements as of and for the year ended September 30, 2011 contains an explanatory paragraph emphasizing that there is significant uncertainty about our ability to continue as a going concern which may make it more difficult for us to raise capital or other financing.

HPC had negative working capital and a net stockholders’ deficit at September 30, 2011. Our independent registered auditors indicated that there is significant uncertainty about our ability to continue as a going concern in an explanatory paragraph to their report on our financial statements for the fiscal year ended September 30, 2011 which may make it more difficult and expensive for us to raise capital.

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

There is currently no established public market whatsoever for our securities. FINRA has assigned us a trading symbol (HPCS) which enables a market maker to quote the shares of our common stock on the OTCBB maintained by FINRA. However, there can be no assurances as to whether:

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

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

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

As of the close of business on February 8, 2012, there were 239,400,000 shares issued and outstanding.

The Company has never repurchased any of its equity securities.

Item 6

SELECTED FINANCIAL DATA

As a smaller reporting company, as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

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

Operations for the fiscal years ended September 30, 2011 and 2010

Our operations were as follows:

	2011	2010

Sales	$656,414	$490,101
Commission income	5,320	-
Total	661,734	490,101
Cost of sales	370,615	295,531
Gross profit	291,119	194,570

Expenses:
Selling, general and administrative	779,550	30,327
Compensation	219,890	69,526
Total	999.440	99,853

Income (loss) from operations	(708,321)	94,717
Other expense:
Interest expense	(17,990)	(35,202)

Net income (loss)	$(726,311)	$59,515

The Company’s revenues were severely impacted throughout most of the fiscal year ended September 30, 2010 because of the recession and tight credit conditions in the United States. In addition, the Company was adapting to dealing principally with Price Master Corporation as its principal distributor, and the Company's tight cash position limited its ability to import inventory products on a timely basis. Its vendors insist on being paid in full upon shipment of product. As a result there were severe inventory shortages in the last quarter of that fiscal year.

The Company imports all of its products from a manufacturer in India that demands an open letter-of-credit in its favor prior to shipment. The Company was unable to obtain financing for the purchase of inventory during the nine months ended June 30, 2010. As a result, total sales for that period were limited to $46,000, including no sales during the three months ended December 31, 2009. Upon signing a Revolving Credit Agreement, the Company was able to finance the purchase of inventory which permitted it to commence making shipments to Price Master Corporation at the end of September 2010. Most of the sales in 2011 ($553,500 or 84.3%) relate to one large shipment to Price Master Corporation. From a practical perspective, the Company can generally open a new letter-of-credit for a shipment of inventory from India only after the current shipment has been received and paid. The Company is attempting to locate financing that will permit it to obtain more shipments so that it can service additional customers.

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

Selling, general and administrative expenses increased for the fiscal year ended September 30, 2011 by $75,000 relating to consulting agreements that the Company entered into in April 2011 with two individuals, who are each minority stockholders, calling for financial and marketing services. These agreements, which can be terminated by the Company with a notice of three months, call for aggregate consulting fees of $15,000 per month plus reimbursement for reasonable expenses. Also, in August and September 2011, the Company issued 7,532,500 shares of its common stock to 11 individuals for services (of which three individuals receiving 3,500,000 shares involve individuals related to the Company’s President). The Company recorded share based compensation in the amount of $627,708 for the year ended September 31, 2011 in connection with these issuances.

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

At September 30, 2011, there were no amounts outstanding under the line of credit. All amounts borrowed are paid in full when a shipment is received and delivered.

.

Upon executing the Revolving Loan and Security Agreement, we started working with and making shipments to one major distributor. All amounts outstanding under the Revolving Loan and Security Agreement are repaid when a shipment is received and paid for by the customer.

Before receiving the Revolving Credit Agreement, much of our operations were financed through noninterest-bearing loans from our President. As of September 30, 2011, all amounts owed under these loans had been repaid.

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

On May 3, 2011, the holder of the Convertible Note assigned $15,000 of the principal balance to KJC Consulting Inc., which converted that amount for 15,000,000 shares of the Company, which upon issuance, increased the total number of the Company’s outstanding shares from 174,350,000 to 189,350,000 and decreased principal amount of the Convertible Note to $13,600 as of September 30, 2011.

On November 28, 2011, the holder of the Convertible Note assigned $3,000 of the principal balance to Reliance Capital Group Corp. which converted that amount into 3,000,000 shares of the Company. Following this conversion, the balance of the Convertible Note is $10,600 convertible into 10,600,000 shares.

Recent Accounting Pronouncements

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

Item 8.

FINANCIAL STATEMENTS

Our financial statements as of September 30, 2011 and 2010 and the fiscal years then ended start on page F-1.

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

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer (one person) has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and has concluded that based on this assessment, management has determined that the Company's internal control over financial reporting contained material weaknesses as of September 30, 2011 because of the Company’s lack of resources and the lack of financial and record-keeping experience and knowledge of officers as of that date. Improvements are planned and will be implemented when resources are available to do so.

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

Changes in Internal Control over Financial Reporting

Improvements were designed in the Company’s internal control system which Management believes will result in the Company's internal control over financial reporting becoming effective. These changes will be implemented when resources are available to do so.

Item 9B

OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended September 30, 2011 that would have required disclosure in a report on Form 8-K except for the announcement of the resignation of Ricardo Richardson as an officer and director of the Company. There were no disagreements between Mr. Richardson and the Company, and he will continue to provide services to the Company as a consultant. These events are described elsewhere in this Annual Report on Form 10-K and were reported in a filing on Form 8-K.

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

Possible Potential Conflicts

We were delisted from the OTCBB because of delinquent public filings and were relisted in December 2011. This report is being filed late. We do not know whether we will be successful in having our listing being maintained by FINRA for inclusion on the OTCBB.

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

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  Our director’s term of office expires on September 30, 2012. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, our director receives no compensation for his role as director but may receive compensation for his role as officer.

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

Involvement in Certain Legal Proceedings

During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of HPC/Mohan:

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

ITEM 11 - EXECUTIVE COMPENSATION

None of our employees are subject to a written employment agreement nor has any officer received a fixed cash salary since our founding.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended September 30, 2011 and 2010. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Melvin W. Coles	2011	-0-	-0-	$ 219,890	-0-	-0-	-0-	-0-
CEO and CFO	2010	-0-	-0-	$ 69,526	-0-	-0-	-0-	-0-

Mr. Coles does not receive a formal salary. His compensation consists principally of the Company paying expenses and obligations on his behalf. These payments include reimbursement for amounts spent or incurred by Mr. Coles on our behalf, including for the occasional purchase of inventory. The amount and timing of payments are linked to the Company's cash position. No written arrangement exists.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at September 30, 2011.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of September 30, 2011, we had 197,182,500 shares of common stock outstanding. The following table sets forth information known to us regarding beneficial ownership of our common stock as of September 30, 2011 by:

•

each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

•

each of our directors, and

•

all of our officers and directors as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over the shares.

Name and Address of Beneficial Owner (a)	Number of Shares Beneficially Owned (b)	Percent of Class
Melvin Coles	120,000,000	60.14%
Bonnie Coles	-0-	-0-
Deborah Colley	-0-	-0-
Gary B. Wolff (c)	16,550,000	8.29%
KJC Consulting Inc. (e)	15,000,000	7.51%
JW Financial, LLC (d)	12,650,000	6.34%
Officers and Directors as a group ( 3 members)	120,000,000	60.14%

(a) The address for each person, except Gary B. Wolff, is 301 New York Avenue NE, Washington, DC 20002. Gary B. Wolff’s address is 488 Madison Ave., Suite 1100, New York, NY 10022.

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

(c) Mr. Wolff holds a Convertible Note with a remaining principal balance of $13,600 that is convertible, at his option, into up to 3,600,000 shares. These shares issuable upon conversion are not included in the totals shown in the table.

(d) JW Financial, LLC is controlled by J. Scott Watkins. Neither JW Financial, LLC nor Mr. Watkins is a broker-dealer or an affiliate of a broker-dealer.
(e) KJC Consulting, Inc. is controlled by Kevin J. Carson. Neither KJC Consulting, Inc. nor Mr. Carson is a broker-dealer or an affiliate of a broker-dealer.

As of February 8, 2012, we had 239,400,000 shares of common stock issued and outstanding.

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

On November 28, 2011, the holder of the Convertible Note assigned $3,000 of the principal balance to Reliance Capital Group Corp. which converted that amount into 3,000,000 shares of the Company. Following this conversion, the balance of the Convertible Note is $10,600 convertible into 10,600,000 shares.

In April 2011 the Company entered into consulting agreements with Joel Stohlman and Ricardo Richardson (who resigned as an officer and director during the fiscal year ended September 30, 2011), who are each minority stockholders, calling for financial and marketing services. These agreements, which can be terminated by the Company with a notice of three months, call for aggregate consulting fees of $15,000 per month plus reimbursement for reasonable expenses. At September 30, 2011, the caption “Accrued Expenses” in the accompanying Balance Sheet includes $75,000 relating to these agreements. The related expenses are included in Operating Expenses. On January 4, 2012, we issued 5,000,000 shares of common stock to these individuals to satisfy a portion ($5,000) of the accrued expenses due to them. The issuance terms resulted in an issuance price of $.001 per share. The Company will record additional compensation expense of $170,000 during the year ending September  30, 2012 in connection with the issuance of these shares.

On January 4, 2012, we issued 31,467,500 shares of common stock to Melvin W. Coles, Chairman and President, for services. This issuance will be considered compensation of $1,101,363 and be recorded as an expense during the three months ending March 31, 2012.

In April 2011 the Company entered into consulting agreements with two individuals, who are each minority stockholders, calling for financial and marketing services. These agreements call for aggregate consulting fees of $15,000 per month plus reimbursement for reasonable expenses.

Before receiving the Revolving Credit Agreement, much of our fiscal 2010 operations were financed through noninterest-bearing loans from our President. This amount was repaid during the fiscal year ended September 30, 2011.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not have an independent director as of September 30, 2010.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided in connection with statutory and regulatory filings. Fees incurred were $21,500 and $0 for the years ended September 30, 2011 and 2010, respectively.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2011 and 2010.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal year ended September 30, 2011.

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

Date:  February 8, 2012

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

HPC POS System, Corp.

dba House of Mohan

Washington, D.C.

We have audited the accompanying balance sheets of HPC POS System, Corp. (dba House of Mohan) as of September 30, 2011 and 2010 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HPC POS System, Corp. (dba House of Mohan) as of September 30, 2011 and 2010 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that HPC POS System, Corp. (dba House of Mohan) will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has limited financial resources, has negative working capital and a stockholders’ deficit all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PMB Helin Donovan, LLP

PMB Helin Donovan, LLP

www.pmbhd.com

February 2, 2012

HPC POS SYSTEM, CORP.

(dba House of Mohan)

Balance Sheets

September 30, 2011 and 2010

ASSETS
	2011	2010

CURRENT ASSETS:
Cash	$141	$-
Accounts receivable, net	-	276,000
Total current assets	141	276,000

TOTAL ASSETS	$141	$276,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Convertible note payable	$13,600	$28,600
Commercial financing obligation (including interest and fees)	-	229,026
Bank overdraft	-	182
Loan payable to President	-	49,032
Accrued expenses	-	-
Accrued consulting fees due to related parties	75,000	-
Other	32,989	32,005
Total Current Liabilities	121,589	338,845

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.001 par value; authorized, 1,000,000 shares; no shares issued or outstanding	-	-
Common stock: $0.001 par value; authorized 250,000,000 shares; 197,182,500 and 174,350,000 shares issued and outstanding, respectively	197,182	174,350
Additional paid-in capital	526,792	(118,084)
Accumulated deficit	(845,422)	(119,111)
Total stockholders’ deficit	(121,448)	(62,845)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$141	$276,000

See notes to financial statements.

HPC POS SYSTEM, CORP.

(dba House of Mohan)

Statements of Operations

For the Fiscal Years Ended September 30, 2011 and 2010

	2011	2010

Sales	$656,414	$490,101
Commission income	5,320	-
Total	661,734	490,101
Cost of sales	370,615	295,531
Gross profit	291,119	194,570

Expenses:
Selling, general and administrative	779,550	30,327
Compensation	219,890	69,526
Total	999.440	99,853

Income (loss) from operations	(708,321)	94,717
Other expense
Interest expense	(17,990)	(35,202)

Net income (loss)	$(726,311)	$59,515

Basic and diluted income (loss) per share	$(0.00)	$0.00

Weighted average number of common shares outstanding	180,863,795	172,434,932

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

(dba House of Mohan)

Statement of Stockholders’ Deficit

For the Two Fiscal Years Ended September 30, 2011

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, October 1, 2009	152,950,000	$152,950	$(118,084)	$(178,626)	$(143,760)

Common stock issued in exchange for convertible note	21,400,000	21,400	-	-	21,400

Net income	-	-	-	59,515	59,515

Balance, September 30, 2010	174,350,000	174,350	(118,084)	(119,111)	(62,845)

Common stock issued in exchange for convertible note	15,000,000	15,000	-	-	15,000

Common stock issued for services	7,532,500	7,532	620,176	-	627,708

Sale of common stock	300,000	300	24,700	-	25,000

Net loss	-	-	-	(726,311)	(726,311)

Balance, September 30, 2011	197,182,500	$197,182	$526,792	$(845,422)	$(121,448)

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

(dba House of Mohan)

Statements of Cash Flows

 For the Fiscal Years Ended September 30, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(726,311)	$59,515
Issuance of common shares for services	627,708	-
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in accounts receivable	276,000	(276,000)
Change in advance payments received	-	(89,250)
Increase in accrued expenses	75,984	32,005
Net Cash Provided (Used) in Operating Activities	253,381	(273,730)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	25,000
Proceeds (repayments) on loan from president	(49,032)	49,032
Bank overdraft	(182)	(4,328)
Proceeds of loans under financing agreement	357,736	277,776
Repayment of loans under financing agreement	(586,762)	(48,750)
	(253,240)	273,730

NET CHANGE IN CASH	141	-0-

CASH AT BEGINNING OF FISCAL YEAR	-0-	-0-
CASH AT END OF FISCAL YEAR	$141	$-0-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$17,604	$-
Income taxes	$-	$-
SUPPLEMENTAL NONCASH TRANSACTION:
Issuance of common stock in connection with exercise of Convertible Note	$15,000	$21,400

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

(dba House of Mohan)

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

The Company does business under the name the House of Mohan and imports and distributes incense. Its products are acquired from India. All transactions between the Company and vendors in India are denominated in United States dollars.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2011 and 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2011 or 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended September 30, 2011 or 2010.

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

An allowance for doubtful accounts is applied to accounts receivable based upon historical experience. No allowance was considered necessary or provided as of September 30, 2011.

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

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Accounting for Stock Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The Company will use the Black-Scholes option pricing model to calculate the fair value of stock-based awards if and when such awards are granted. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

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

Reclassifications

Certain items at September 30, 2010 and for the fiscal year then ended have been reclassified to conform with the current fiscal year’s presentation.

Recently Issued Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN AND RECENT DEVELOPMENTS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2011, the Company has limited financial resources, has not established a source of equity financing, has negative working capital and a stockholders’ deficit. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

In June 2010, the Company obtained a line of credit to purchase inventory for revenue transactions that are acceptable to the lender. Upon executing the Revolving Loan and Security Agreement, the Company started working with its distributors to obtain orders and plan deliveries. The Company hopes that these and other agreements will result in increased revenues and profits. However, it may need a source of capital or additional credit in order to finance the additional inventory levels needed to take advantage of the distribution agreements. However, the Company cannot predict the likelihood of it being successful in its efforts.

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

At September 30, 2011, no amounts were outstanding. The Company has issued common stock to new shareholders; however, Ashford has waived this technical violation of its loan covenants.

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

On May 3, 2011, the holder of the Convertible Note assigned $15,000 of the principal balance to KJC Consulting Inc., which converted that amount for 15,000,000 shares of the Company, which upon issuance, increased the total number of the Company’s outstanding shares from 174,350,000 to 189,350,000 and decreased principal balance of the Convertible Note to $13,600, which is convertible, at the holder’s option, into up to 13,600,000 shares.

On November 28, 2011, the holder of the Convertible Note assigned $3,000 of the principal balance to Reliance Capital Group Corp. which converted that amount into 3,000,000 shares of the Company. Following this conversion, the balance of the Convertible Note is $10,600 convertible into 10,600,000 shares.

Interest expense during the fiscal years ended September 30, 2011 and 2010 was $560 and $580, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

Before receiving the Revolving Credit Agreement described in Note 4, much of the Company’s fiscal 2010 operations were financed through noninterest-bearing loans from its President. At September 30, 2010, the amount owed under these loans was $49,032, all of which was repaid during the fiscal year ended September 30, 2011.

In April 2011 the Company entered into consulting agreements with two individuals, who are each minority stockholders, calling for financial and marketing services. These agreements call for aggregate consulting fees of $15,000 per month plus reimbursement for reasonable expenses.

NOTE 7 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 250,000,000 shares of common stock and 1,000,000 shares of preferred stock.

Pursuant to the terms of the Agreement described in Note 1, HPC agreed to issue an aggregate of 142,950,000 restricted shares of HPC's common stock to the Mohan Shareholders in exchange for all of the issued and outstanding shares of Mohan. 10,000,000 shares were held by the original shareholders of HPC POS Systems, Inc. and are still outstanding.

In August and September 2011 the Company sold 300,000 shares of its common stock to three individuals for an aggregate of $25,000. It also issued 7,532,500 shares of its common stock to 11 individuals for services (of which three individuals receiving 3,500,000 shares involve individuals related to the Company’s President). The Company recorded expenses of $627,708 in connection with these issuances.

In October 2011 the Company sold 2,000,000 shares of its common stock to three individuals for an aggregate of $52,000. It also issued 350,000 shares of its common stock to three individual for services and recorded compensation expense of $9,100 for the three months ending December 31, 2011.

On November 28, 2011, the holder of the Convertible Note converted $3,000 of the principal balance into 3,000,000 shares of the Company. Following this conversion, the balance of the Convertible Note is $10,600 convertible into 10,600,000 shares. See Note 5.

In November 2011, the Company issued 100,000 shares of its common stock for $10,000 and an additional 100,000 shares of its common stock for services. The Company recorded expenses of $10,000 during the three months ended December 31, 2011 for the shares issued for services.

On January 4, 2012, HPC POS System, Corp. (the “Company”) issued the following shares of restricted common stock:

•

Melvin W. Coles, Chairman and President, received 31,467,500 shares for services. This issuance will be considered compensation of $1,101,363 and be recorded as an expense during the three months ending March 31, 2012.

•

The Company issued an aggregate of 200,000 shares of common stock to two unrelated individuals for services and will record additional compensation expense of $7,000 during the three months ending March 31, 2012 in connection with the issuance of these shares.

•

The Company issued 5,000,000 shares of common stock to satisfy a portion ($5,000) of the liability associated with the financing and marketing services agreement with minority shareholders described in Note 6. The issuance terms resulted in an issuance price of $.001 per share. The Company will record additional compensation expense of $170,000 during the year ending September 30, 2012 in connection with the issuance of these shares.

Following the issuance of all the shares through February 8, 2012, there were 239,400,000 shares of common stock issued and outstanding.

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

NOTE 8 - INCOME TAXES

As of September 30, 2011, the Company had net operating loss carry forwards of approximately $845,422 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for income taxes for the fiscal years ended September 30, 2011 and 2010 consisted of the following:

	2011	2010
Current provision (recovery)	$(34,511)	$20,830
Deferred provision (recovery)	34,511	(20,830)
Provision for income taxes	$-	$-

Deferred tax assets arise from temporary differences caused by the use of the accrual method of reporting for financial statement purposes and the cash method utilized for income tax reporting. The Company provides a valuation allowance to reduce the deferred tax assets to estimated net realizable value. During the fiscal year ended September 30, 2011, the valuation allowance was increased by $55,341.

The following schedule reflects a reconciliation form the anticipated tax rates to those reflected in the current income tax provision (recovery):

	2011	2010
Income tax provision (recovery) at statutory rates	$(246,945)	$20,830
Impact of permanent differences – share based compensation	212,434	-
Current provision (recovery)	$(34,511)	$20,830

The cumulative tax effect at the expected statutory rate of 34% of significant items comprising our net deferred tax amount is as follows at September 30, 2011 and 2010:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$76,200	$41,689
Less: valuation allowance	(76,200)	(41,689)
Net deferred tax asset	$0	$0

Because of the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $87,162 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur in the future, net operating loss carry forwards may be limited as to their use in future years.

NOTE 9 – COMMITMENTS

In April 2011 the Company entered into consulting agreements with two individuals, who are each minority stockholders, calling for financial and marketing services. These agreements, which can be terminated by the Company with a notice of three months, call for aggregate consulting fees of $15,000 per month plus reimbursement for reasonable expenses. At September 30, 2011, the caption “Accrued Expenses” in the accompanying Balance Sheet includes $75,000 relating to these agreements. The related expenses are included in Operating Expenses.

On January 4, 2012, the Company issued 5,000,000 shares of common stock to these individuals to satisfy a portion ($5,000) of the accrued expenses due to them. The issuance terms resulted in an issuance price of $.001 per share. The Company will record additional compensation expense of $170,000 during the three months ending March 31, 2012 in connection with the issuance of these shares.

NOTE 10 – CONCENTRATION OF RISK

The wholesale distribution contract with Price Master Corporation accounted for more than 84.3% and 84% of Mohan's incense sales for the fiscal years ended September 30, 2011 and 2010, respectively, and is likely to account for a significant portion of our sales in the foreseeable future.

All purchases of incense are made from a single supplier in India.

NOTE 11   - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of September 30, 2011 through February 2, 2012, the date these financial statements were issued.  The Company has disclosed all subsequent events believed to be material by Management in the applicable footnotes above.