Form 10-Q
period 2011-12-31
HPC POS SYSTEM, CORP.
filed 2012-02-21
CIK 1426808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .     . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

      .     . TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date, February 16, 2012, is 239,400,000 shares all of one class, $.001 par value per share.

HPC POS SYSTEM, CORP.

FORM 10-Q

DECEMBER 31, 2011

HPC POS SYSTEM, CORP.

(dba House of Mohan)

Balance Sheets

December 31, 2011 and September 30, 2011

(Unaudited)

ASSETS
	December 31, 2011	September 30, 2011

CURRENT ASSETS:
Cash	$684	$141
Accounts receivable, net	-	-
Total current assets	684	141

TOTAL ASSETS	$684	$141

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Convertible note payable	$10,600	$13,600
Loan payable	10,000	-
Accrued expenses		-
Accrued consulting fees due to related parties	120,000	75,000
Other	34,489	32,989
Total Current Liabilities	175,089	121,589

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.001 par value; authorized, 1,000,000 shares; no shares issued or outstanding		-
Common stock: $0.001 par value; authorized 250,000,000 shares; 202,732,500 and 197,182,500 shares issued and outstanding at December 31, and September 30, 2011, respectively	202,732	197,182
Additional paid-in capital	608,492	526,792
Accumulated deficit	(985,629)	(845,422)
Total stockholders’ deficit	(174,405)	(121,448)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$684	$141

See notes to financial statements.

HPC POS SYSTEM, CORP.

(dba House of Mohan)

Statements of Operations

For the Three Months Ended December 31, 2011 and 2010

(Unaudited)

	2011	2010

Sales	$640	$3,528
Commission income	-	5,320
Total	640	8,848
Cost of sales	362	2,152
Gross profit	278	6,696

Expenses:
General and administrative	75,876	18,677
Compensation	64,570	59,905
Total	140,446	78,582

Loss from operations	(140,168)	(71,886)
Other income (expense):
Interest expense	(39)	(2,702)

Net loss	$(140,207)	$(74,588)

Basic and diluted (loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	200,241,196	174,350,000

See accompanying notes to financial statement

HPC POS SYSTEM, CORP.

(dba House of Mohan)

Statements of Cash Flows

 For the Three Months Ended December 31, 2011 and 2010

(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(140,207)	$(74,588)
Share based compensation	22,250	-
Adjustments to net cash provided by (used in) operating activities:
Change in operating assets	46,500	157,825
Net Cash Provided by (Used in) Operating Activities	(71,457)	83,237

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common shares	62,000	-
Loan from President	-	(29,000)
Loan from minority shareholder	10,000
Proceeds of commercial financing obligation	-	178,700
Repayment of commercial financing obligation	-	(227,026)
Bank overdraft	-	(182)
Net cash provided by (used in) financing activities	72,000	(79,508)

NET CHANGE IN CASH	543	3,729

CASH AT BEGINNING OF PERIOD	141	-
CASH AT END OF PERIOD	$684	$3,729

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest and finance fees	$39	$12,988
Cash paid for income taxes	$-	$-

SUPPLEMENTAL NONCASH TRANSACTION:		-
Common stock issued in conversion of convertible note	$3,000	$21,400

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

(dba House of Mohan)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ACCOUNTING POLICIES AND BASIS OF PRESENTATION

HPC POS System, Corp. (“HPC” and the “Company”) was founded as a New Jersey corporation on June 27, 1996 and became a corporation in the State of Nevada on June 15, 2007.

The Company does business under the name of the House of Mohan imports and distributes incense. Its products are acquired from India. All transactions between the Company and vendors in India are denominated in United States dollars.

The accompanying financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“U.S. GAAP”) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain disclosures normally included in audited financial statements prepared in accordance with US GAAP have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, these unaudited financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended December 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2012 or for any future period.

These unaudited financial statements and notes thereto should be read in conjunction with the financial statements of the Company for the fiscal year ended September 30, 2011 and notes thereto included in the Company’s annual report on Form 10-K.

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Shares issuable under an outstanding convertible note (see Note 4) were not included in the calculation of earnings per share because they would not have been dilutive.

Recently Issued Accounting Standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

NOTE 2 – GOING CONCERN AND RECENT DEVELOPMENTS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2011, the Company has limited financial resources, has not established a source of equity financing, has negative working capital and a stockholders’ deficit. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

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

At December 31, 2011, no amounts were outstanding. The Company is in violation of the restriction to only issue shares to existing shareholders; however, this covenant violation has been waived by Ashford.

NOTE 4 – RELATED PARTY TRANSACTIONS

On November 28, 2011, the holder of the Convertible Note assigned $3,000 of the principal balance to Reliance Capital Group Corp. which converted that amount into 3,000,000 shares of the Company. Following this conversion, the remaining principal balance of the Convertible Note is $10,600 which is convertible into 10,600,000 shares.

In December 2011 a minority shareholder loaned $10,000 to the Company. The loan is repayable on demand and bears interest at 2% per annum.

Related party share-based compensation transactions that were issued subsequent to December 31, 2011 are disclosed in Note 5 below.

In April 2011 the Company entered into consulting agreements with two individuals, who are each minority stockholders, calling for financial and marketing services. These agreements, which can be terminated by the Company with a notice of three months, call for aggregate consulting fees of $15,000 per month plus reimbursement for reasonable expenses. At September 30, 2011, the caption “Accrued Expenses” in the accompanying Balance Sheet includes $120,000 and $75,000 as of December 31, 2011 and September 30, 2011, respectively, relating to these agreements. The related expenses are included in selling, general and administrative expenses.

NOTE 5 – COMMON STOCK

In October 2011 the Company sold 2,000,000 shares of its common stock to three individuals for an aggregate of $52,000. It also issued 350,000 shares of its common stock to the same three individuals for services. The Company recorded expenses of $12,250 for the shares issued for services.

In November 2011, the Company issued 100,000 shares of its common stock for $10,000 and an additional 100,000 shares of its common stock for services. The Company recorded expenses of $10,000 for the shares issued for services.

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

At December 31, 2011 there were 207,732,500 shares of common stock outstanding. Following the issuance of all the shares through January 4, 2012, there were 239,400,000 shares of common stock issued and outstanding.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of December 31, 2011 through February 16, 2012, the date these financial statements were issued. The Company has disclosed all subsequent events believed to be material in the applicable footnotes above.

See related party share based compensation transactions issued subsequent to December 31, 2011, disclosed in Note 5 above.

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

The financial statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2011, the Company has limited financial resources, has not established a source of equity financing, has negative working capital and a stockholders’ deficit. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

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

Operations for the three months ended December 31, 2011 and 2010

Our operations were as follows:

	2011	2010

Sales	$640	$3,528
Commission income	-	5,320
Total	640	8,848
Cost of sales	362	2,152
Gross profit	278	6,696

Expenses:
General and administrative	75,876	18,677
Compensation	64,570	59,905
Total	140,446	78,582

Loss from operations	$(140,168)	$(71,886)

The Company imports all of its products from a manufacturer in India that demands an open letter-of-credit in its favor prior to shipment. Upon signing a Revolving Credit Agreement, the Company was able to finance the purchase of inventory which permitted it to commence making shipments to Price Master Corporation at the end of September 2010. Most of the sales since then relate to shipments to Price Master Corporation. From a practical perspective, the Company can generally open a new letter-of-credit for a shipment of inventory from India only after the current shipment has been received and paid. The Company is attempting to locate financing that will permit it to obtain more shipments so that it can service additional customers. Price Master Corporation reduced orders during the latter half of calendar year 2011 and made no purchases during the three months ended December 31, 2011 because of excess stock in its inventory.

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

General & administrative expenses in 2011 included:

•

$45,000 relating to consulting agreements that the Company entered into in April 2011 with two individuals, who are each minority stockholders, calling for financial and marketing services. These agreements, which can be terminated by the Company with a notice of three months, call for aggregate consulting fees of $15,000 per month plus reimbursement for reasonable expenses.

•

Expenses of $22,250 relating to the issuance of 450,000 shares of common stock to four individual for services.

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

At December 31, 2011, there were no amounts outstanding under the line of credit. All amounts borrowed are paid in full when a shipment is received and delivered. The Company is in violation of the restriction to only issue shares to existing shareholders; however, this covenant violation has been waived by Ashford.

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

We are a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we became a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports. We estimate that these costs may range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to our president if there is insufficient cash generated from operations to satisfy these costs.

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

In October 2011 we sold 2,000,000 shares of our common stock to three individuals for an aggregate of $62,000.

In December 2011, we received a $10,000 demand loan from a minority shareholder.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.  Note 2 to the financial statements included in our Annual Report on Form 10K includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

As of December 31, 2011, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management has determined that the Company's internal control over financial reporting contained material weaknesses as of December 31, 2011 because of the Company’s lack of resources and the lack of financial and record-keeping experience and knowledge of officers as of that date. Improvements are planned and will be implemented when resources are available to do so.

.

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

Risks Related to the Business

The auditors’ report financial statements as of and for the fiscal year ended September 30, 2011 contains an explanatory paragraph emphasizing that there is significant uncertainty about our ability to continue as a going concern which may make it more difficult for us to raise capital or other financing.

HPC had negative working capital and a net stockholders’ deficit at December 31, 2011. Our independent registered auditors indicated that there is significant uncertainty about our ability to continue as a going concern in an explanatory paragraph to their report on our financial statements for the fiscal year ended September 30, 2011 which may make it more difficult and expensive for us to raise capital.

If we are unable to generate revenue or obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may have to substantially curtail or terminate our operations.

Substantially all of our revenue was derived from sales to one unrelated company.

The wholesale distribution contract with Price Master Corporation has accounted for a significant portion of our sales during the past two years and is expected to account for a very substantial portion of the Company's incense sales for the foreseeable future. Price Master Corporation has reduced orders during the last half of calendar year 2011 and made no purchases during the three months ended December 31, 2011 because of the quantity of incense in its inventory and can cancel our agreement with us by giving us notice of 90 days. If Price Master Corporation ceases to buy our products or substantially reduces its purchases of our products, we may be unable to continue operations.

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

•

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

The holders of our shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even if we are successful in having our shares available for trading on the OTCBB, investors should consider any secondary market for our securities to be a limited one. We intend to seek coverage and publication of information regarding the Company in an accepted publication which permits a "manual exemption." This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain

•

the names of issuers, officers, and directors,

•

an issuer's balance sheet, and

•

a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In October 2011 the Company sold 2,000,000 shares of its common stock to three individuals for an aggregate of $52,000. It also issued 350,000 shares of its common stock to three individual for services. The Company recorded expenses of $12,250 for the shares issued for services.

In November 2011, the Company issued 100,000 shares of its common stock for $10,000 and an additional 100,000 shares of its common stock for services. The Company recorded expenses of $10,000 for the shares issued for services.

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

All cash received in these transactions was used for standard operating expenses.

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

February 16, 2012