Form 10-Q
period 2012-03-31
HPC POS SYSTEM, CORP.
filed 2012-05-14
CIK 1426808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

      . TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

HPC POS SYSTEM, CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	333-149188	26-0857573
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS Employer Identification Number)

6409 Lake Meadow Drive, Burke, VA 22015

(Address of principal executive office)

(703) 283-9736

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.  Yes    X . *. No        .

.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes       .    No   X .

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes       ..  No   X .         .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date, April 26, 2012, is 249,400,000 shares all of one class, $.001 par value per share.

HPC POS SYSTEM, CORP.

FORM 10-Q

March 31, 2012

HPC POS SYSTEM, CORP.

(dba House of Mohan)

Balance Sheets

March 31, 2012 and September 30, 2011

(Unaudited)

ASSETS	March 31, 2012	September 30, 2011

CURRENT ASSETS:
Cash	$29	$141
Total current assets	29	141

TOTAL ASSETS	$29	$141

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Convertible note payable	$600	$13,600
Loan payable	17,500	-
Accrued expenses	-	-
Accrued consulting fees due to related parties	160,000	75,000
Other	20,000	32,989
Total Current Liabilities	198,100	121,589

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.001 par value; authorized, 1,000,000 shares; no shares issued or outstanding	-	-
Common stock: $0.001 par value; authorized 250,000,000 shares; 249,400,000 and 197,182,500 shares issued and outstanding at March 31, 2012 and September 30, 2011, respectively	249,400	197,182
Additional paid-in capital	1,857,187	526,792
Accumulated deficit	(2,304,658)	(845,422)
Total stockholders’ deficit	(198,071)	(121,448)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$29	$141

See notes to financial statements.

HPC POS SYSTEM, CORP.

(dba House of Mohan)

Statements of Operations

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011

Sales	$4,414	$312,619
Commission income	-	-
Total	4,414	312,619
Cost of sales	-	178,700
Gross profit	4,414	133,919

Expenses:
General and administrative	212,710	23,457
Compensation	1,110,492	93,031
Total	1,323,202	116,488

Income (loss) from operations	(1,318,788)	17,431
Other income (expense):
Interest expense	(241)	(12,273)

Net income (loss)	$(1,319,029)	$5,158

Basic and diluted income (loss) per share	$(0.01)	$0.00

Weighted average number of common shares outstanding	240,224,148	174,350,000

See accompanying notes to financial statement

HPC POS SYSTEM, CORP.

(dba House of Mohan)

Statements of Operations

For the Six Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011

Sales	$5,054	$316,147
Commission income	-	5,320
Total	5,054	321,467
Cost of sales	362	180,852
Gross profit	4,692	140,615

Expenses:
General and administrative	288,586	42,134
Compensation	1,175,062	152,936
Total	1,463,648	195,070

Loss from operations	(1,458,956)	(54,455)
Other income (expense):
Interest expense	(280)	(14,975)

Net loss	$(1,459,236)	$(69,430)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	220,123,429	174,350,000

See accompanying notes to financial statement

HPC POS SYSTEM, CORP.

(dba House of Mohan)

Statements of Cash Flows

 For the Six Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,459,236)	$(69,430)
Share based compensation	1,302,613	-
Adjustments to net cash provided by (used in) operating activities:
Settlement of accrued expenses by issuance of shares	5,000	-
Change in operating assets	72,011	170,512
Net Cash Provided by (Used in) Operating Activities	(79,612)	101,082

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common shares	62,000	-
Loan from President	-	(49,032)
Loan from minority shareholders	17,500	-
Proceeds of commercial financing obligation	-	357,736
Repayment of commercial financing obligation	-	(407,726)
Bank overdraft	-	(182)
Net cash provided by (used in) financing activities	79,500	(99,204)

NET CHANGE IN CASH	(112)	1,878

CASH AT BEGINNING OF PERIOD	141	-
CASH AT END OF PERIOD	$29	$1,878

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest and finance fees	$39	$14,975
Cash paid for income taxes	$-	$-

SUPPLEMENTAL NONCASH TRANSACTION:
Common stock issued in conversion of convertible note	$13,000	$21,400

See accompanying notes to financial statements.

HPC POS SYSTEM, CORP.

(dba House of Mohan)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“U.S. GAAP”) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain disclosures normally included in audited financial statements prepared in accordance with US GAAP have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, these unaudited financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2012 or for any future period.

These unaudited financial statements and notes thereto should be read in conjunction with the financial statements of the Company for the fiscal year ended September 30, 2011 and notes thereto included in the Company’s annual report on Form 10-K.

Stock-based Compensation

The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee or other services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

Stock based compensation for the six months ended March 31, 2012 was $1,302,613.

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

NOTE 2 – GOING CONCERN AND RECENT DEVELOPMENTS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2012, the Company has limited financial resources, has not established a source of equity financing, has negative working capital and a stockholders’ deficit. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

In June 2010, the Company obtained a line of credit to purchase inventory for revenue transactions that are acceptable to the lender. Upon executing the Revolving Loan and Security Agreement, the Company started working with its distributors to obtain orders and plan deliveries. The Company hoped that these and other agreements would result in increased revenues and profits. However, its initial customer has significantly reduced orders. The Company has received purchase orders aggregating $499,600 from three customers that cannot be financed under its existing line of credit and is negotiating with another potential funding source to obtain financing to deliver product for those purchase orders. However, the Company cannot predict the likelihood of it being successful in any of its efforts.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3 – RELATED PARTY TRANSACTIONS

In December 2011 a minority shareholder loaned $10,000 to the Company. In January 2012, two minority shareholders loaned an aggregate of $7,500 to the Company. These loans are repayable on demand and bear interest at 2% per annum.

In April 2011 the Company entered into consulting agreements with two individuals, who are each minority stockholders, calling for financial and marketing services. These agreements, which can be terminated by the Company with a notice of three months, call for aggregate consulting fees of $15,000 per month plus reimbursement for reasonable expenses. The caption “Accrued Expenses” in the accompanying Balance Sheet includes $160,000 and $75,000 as of March 31, 2012 and September 30, 2011, respectively, relating to these agreements. The related expenses are included in selling, general and administrative expenses.

NOTE 4 – COMMON STOCK

Convertible Note

On November 28, 2011, the holder of the Convertible Note assigned $3,000 of the principal balance to Reliance Capital Group Corp. which converted that amount into 3,000,000 shares of the Company’s common stock.

On March 13, 2012 the holder of the Convertible Note assigned $5,000 of the principal balance to Dale S. Pearlman which converted that amount into 5,000,000 shares of the Company’s common stock.

On March 14, 2012 the holder of the Convertible Note assigned $5,000 of the principal balance to EAD Consulting Inc. which converted that amount into 5,000,000 shares of the Company’s common stock.

Following these conversion, the balance of the Convertible Note is $600 convertible into 600,000 shares.

Other Issuances

On January 4, 2012, the Company issued the following shares of restricted common stock:

•

Melvin W. Coles, Chairman and President, received 31,467,500 shares for services. This issuance was considered compensation of $1,101,363 and  recorded as an expense during the three months ended March 31, 2012.

•

The Company issued an aggregate of 200,000 shares of common stock to two unrelated individuals for services and recorded additional compensation expense of $7,000 during the three months ended March 31, 2012 in connection with the issuance of these shares.

•

The Company issued 5,000,000 shares of common stock to two minority shareholders with whom the Company has consulting agreements (see Note 4) to satisfy a portion ($5,000) of the accrued expenses due to them under the consulting agreements. The issuance terms resulted in an issuance price of $.001 per share. The Company recorded additional general and administrative expense of $170,000 during the three months ended March 31, 2012 in connection with the issuance of these shares.

Shares Outstanding

At March 31, 2012 there were 249,400,000 shares of common stock issued and outstanding.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of March 31, 2012 through May 11, 2012, the date these financial statements were issued. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

The financial statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2012, the Company has limited financial resources, has not established a source of equity financing, has negative working capital and a stockholders’ deficit. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

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

Operations for the six months ended March 31, 2012 and 2011

Our operations were as follows:

	2012	2011

Sales	$5,054	$316,147
Commission income	-	5,320
Total	5,054	321,467
Cost of sales	362	180,852
Gross profit	4,692	140,615

Expenses:
General and administrative	288,586	42,134
Compensation	1,175,062	152,936
Total	1,463,648	195,070

Loss from operations	(1,459,236)	(54,455)
Other income (expense):
Interest expense	(280)	(14,975)

Net loss	$(1,459,236)	$(69,430)

The Company imports all of its products from a manufacturer in India that demands an open letter-of-credit in its favor prior to shipment. Upon signing a Revolving Credit Agreement, the Company was able to finance the purchase of inventory to customers acceptable to the funding source, which permitted it to commence making shipments to Price Master Corporation at the end of September 2010. Most of the sales since then relate to shipments to Price Master Corporation. Price Master Corporation reduced orders during the latter half of calendar year 2011 and made no purchases during the six months ended March 31, 2012 because of excess stock in its inventory. The Company has received three purchase orders aggregating $499,600 from customers that cannot be financed under the existing Revolving Credit Agreement. The Company is negotiating with another potential credit source to obtain the funds necessary to provide product requested by the purchase orders. It cannot predict what the outcome of its negotiations will be.

Most of the limited number of sales in 2012 represented the sale of items received by us as samples with no cost.

Total expenses of $1,463,648 in 2012 included $1,302,613 satisfied by the issuance of shares of common stock rather than cash.

Substantially all compensation was received by Mr. Coles, President. Mr. Coles does not receive a fixed salary. His cash compensation consists principally of the Company paying expenses and obligations on his behalf. These payments include reimbursement for amounts spent or incurred by Mr. Coles on our behalf. The amount and timing of payments are linked to the Company's cash position. In January 2012, Mr. Coles received 31,467,500 shares for services. This issuance was considered compensation expense of $1,101,363. No written arrangement exists.

General & administrative expenses in 2012 included:

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

•

Expenses of $7,000 relating to the issuance of an aggregate of 200,000 shares of common stock to two unrelated individuals for services.

•

The issuance of 5,000,000 shares of common stock to two minority shareholders with whom we have consulting agreements (see Note 4 to the financial statements) to satisfy a portion ($5,000) of the accrued expenses due to them under the consulting agreements. The issuance terms resulted in an issuance price of $.001 per share. We recorded additional general and administrative expense of $170,000 in connection with the issuance of these shares.

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

In June 2010, the Company obtained a $1,500,000 Revolving Loan and Security Agreement from Ashford Finance, LLC. The two-year agreement provides financing arrangements solely for the purchase of inventory delivered to customers acceptable to Ashford. Its principal terms include:

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

At March 31, 2012, there were no amounts outstanding under the line of credit. All amounts borrowed are paid in full when a shipment is received and delivered. The Company is in violation of the restriction to only issue shares to existing shareholders; however, this covenant violation has been waived by Ashford.

Upon executing the Revolving Loan and Security Agreement, we started working with and making shipments to one major distributor. All amounts outstanding under the Revolving Loan and Security Agreement are repaid when a shipment is received and paid for by the customer.

Before receiving the Revolving Credit Agreement, much of our operations were financed through noninterest-bearing loans from our President. As of March 31, 2012, all amounts owed under these loans had been repaid.

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

The Company incurred $50,000 of legal costs as part of the reverse merger/recapitalization transaction with HPC. HPC owed Gary B. Wolff, our outside counsel, $50,000 under a Convertible Promissory Note (the “Note”) which bears interest at the rate of 2% per annum. Following negotiation between all parties, it was agreed for the note to be assigned to the Company in satisfaction of its liability for legal services. The $50,000 legal expense is included operating expenses during the fiscal year ended September 30, 2009. Subsequently:

•

On November 5, 2009, the holder of the Convertible Note assigned $12,500 of the principal balance to JW Financial LLC which converted that entire amount for 12,500,000 shares. On November 10, 2009, the holder of the Convertible Note converted $8,900 of the principal balance for 8,900,000 shares.

•

On May 3, 2011, the holder of the Convertible Note assigned $15,000 of the principal balance to KJC Consulting Inc., which converted that amount for 15,000,000 shares of the Company.

•

On November 28, 2011, the holder of the Convertible Note assigned $3,000 of the principal balance to Reliance Capital Group Corp. which converted that amount into 3,000,000 shares of the Company.

•

On March 13, 2012 the holder of the Convertible Note assigned $5,000 of the principal balance to Dale S. Pearlman which converted that amount into 5,000,000 shares of the Company’s common stock.

•

On March 14, 2012 the holder of the Convertible Note assigned $5,000 of the principal balance to EAD Consulting Inc. which converted that amount into 5,000,000 shares of the Company’s common stock.

Following these conversion, the balance of the Convertible Note is $600 convertible into 600,000 shares.

In October 2011 we sold 2,000,000 shares of our common stock to three individuals for an aggregate of $62,000.

In December 2011, we received a $10,000 demand loan from a minority shareholder. In January 2012, two minority shareholders loaned an aggregate of $7,500 to us. These loans are repayable on demand and bear interest at 2% per annum.

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

As of March 31, 2012, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management has determined that the Company's internal control over financial reporting contained material weaknesses as of March 31, 2012 because of the Company’s lack of resources and the lack of financial and record-keeping experience and knowledge of officers as of that date. Improvements are planned and will be implemented when resources are available to do so.

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

HPC had negative working capital and a net stockholders’ deficit at March 31, 2012. Our independent registered auditors indicated that there is significant uncertainty about our ability to continue as a going concern in an explanatory paragraph to their report on our financial statements for the fiscal year ended September 30, 2011 which may make it more difficult and expensive for us to raise capital.

If we are unable to generate revenue or obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may have to substantially curtail or terminate our operations.

Substantially all of our revenue has been derived from sales to one unrelated company.

Our principal line of credit basically finances inventory for delivery to customers acceptable to the funding source. To date, that approval has been limited to Price Master Corporation. The wholesale distribution contract with Price Master Corporation has accounted for a significant portion of our sales during the past two years. Price Master Corporation has reduced orders during the last half of calendar year 2011 and made no purchases during the six months ended March 31, 2011 because of the quantity of incense in its inventory and can cancel our agreement with us by giving us notice of 90 days.

We have received three purchase orders aggregating $499,600 from other potential customers. However, we need to finalize negotiations with a potential funding source in order to purchase the inventory to deliver the product covered by the purchase orders.

 If Price Master Corporation ceases to buy our products or substantially reduces its purchases of our products and/or if we cannot obtain the financing to deliver product to customers other than Price Master Corporation, we may be unable to continue operations.

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

We have experienced delays, in the filing of our periodic reports with the SEC. Future such delays could have a material adverse effect on us.

In the past, we have experienced delays in filing our periodic reports required under the Securities Exchange Act of 1934, as amended with the SEC. The delay in filing periodic reports with the SEC would effectively prevent our common shares from trading in most marketplaces.

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

On January 4, 2012, HPC POS System, Corp. (the “Company”) issued the following shares of restricted common stock:

•

Melvin W. Coles, Chairman and President, received 31,467,500 shares for services. This issuance was considered compensation of $1,101,363 and was recorded as an expense during the three months ended March 31, 2012.

•

The Company issued an aggregate of 200,000 shares of common stock to two unrelated individuals for services and recorded additional general and administrative expense of $7,000 during the three months ended March 31, 2012 in connection with the issuance of these shares.

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

May 14, 2012