Form 10-K/A
period 2011-09-30
HPC POS SYSTEM, CORP.
filed 2012-07-27
CIK 1426808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/Amendment 1

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

Item 8.

FINANCIAL STATEMENTS

Our financial statements as of September 30, 2011 and 2010 and the fiscal years then ended start on page 38.       .

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

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer (one person) has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report.  In making its assessment, management followed an approach based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and has concluded that, based on this assessment, the Company's internal control over financial reporting contained material weaknesses as of September 30, 2011 because of the Company’s lack of resources and the lack of financial and record-keeping experience and knowledge of officers as of that date. The overall system is not deemed effective because of the material weaknesses. Improvements are planned and will be implemented when resources are available to do so.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Improvements were designed in the Company’s internal control system which Management believes will result in the Company's internal control over financial reporting becoming effective. These changes will be implemented when resources are available to do so.

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

Date:  July 26, 2012

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

PMB Helin Donovan, LLP

www.pmbhd.com

Houston, TX

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

HPC POS SYSTEM, CORP.

(dba House of Mohan)

Statements of Cash Flows

 For the Fiscal Years Ended September 30, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(726,311)	$59,515
Issuance of common shares for services	627,708	-
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in accounts receivable	276,000	(276,000)
Change in advance payments received	-	(89,250)
Increase in accrued expenses	75,984	32,005
Net Cash Provided (Used) in Operating Activities	253,381	(273,730)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	25,000
Proceeds (repayments) on loan from president	(49,032)	49,032
Bank overdraft	(182)	(4,328)
Proceeds of loans under financing agreement	357,736	277,776
Repayment of loans under financing agreement	(586,762)	(48,750)
	(253,240)	273,730

NET CHANGE IN CASH	141	-

CASH AT BEGINNING OF FISCALYEAR	-	-
CASH AT END OF FISCAL YEAR	$141	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$17,604	$-
Income taxes	$-	$-
SUPPLEMENTAL NONCASH TRANSACTION:
Issuance of common stock in connection with exercise of Convertible Note	$15,000	$21,400

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